Form 10-Q
period 2021-09-30
ExcelFin Acquisition Corp.
filed 2021-12-06
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40933

EXCELFIN ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2933776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

473 Jackson St., Suite 300 San Francisco, CA 94111
(Address of principal executive offices)

(415) 715-4377
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	XFINU	The Nasdaq Stock Market
Class A common stock, par value $0.0001 per share	XFIN	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	XFINW	The Nasdaq Stock Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of December 6, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheet as of September 30, 2021 (unaudited)	1

	Statements of Operations for the three months ended September 30, 2021 and for the period from March 15, 2021 (inception) through September 30, 2021 (unaudited)	2

	Statement of Changes in Stockholder’s Equity for the period from March 15, 2021 (inception) through September 30, 2021 (unaudited)	3

	Statement of Cash Flows for the period from March 15, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

BALANCE SHEET

(Unaudited)

September 30, 2021
ASSETS
Deferred offering costs	$439,296
Total Assets	$439,296

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accrued offering costs	$285,000
Accrued formation costs	5,000
Advances from related party	54,446
Note payable– Sponsor	300,000
Total Current Liabilities	644,446

Commitments and contingencies (Note 6)

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(230,150)
Total Stockholder's Deficit	(205,150)
Total Liabilities and Stockholder’s Deficit	$439,296

(1)Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period From
		March 15, 2021
	For the	(Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation and operating costs	$112,530	$230,150

Net loss	$(112,530)	$(230,150)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	5,000,000

Basic and diluted net loss per common share	$(0.02)	$(0.05)
(1)	Excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION) THROUGH September 30, 2021

(UNAUDITED)

	Class B		Additional			Total
	Common Stock		Paid-in	Stockholder	Accumulated	Stockholder's
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, March 15, 2021 (inception)	—	$—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	(25,000)	—	—

Net loss	—	—	—	—	(5,000)	(5,000)

Balance, March 18, 2021	5,750,000	$575	$24,425	$(25,000)	$(5,000)	$(5,000)

Payment of stockholder receivable	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(112,620)	(112,620)

Balance, June 30, 2021	5,750,000	$575	$24,425	$—	$(117,620)	$(92,620)

Net loss	—	—	—	—	(112,530)	(112,530)

Balance, September 30, 2021	5,750,000	$575	$24,425	$—	$(230,150)	$(205,150)
(2)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
Period From
March 15,
2021
(Inception)
Through
September 30,
2021
Cash flows from operating activities
Net loss	$(230,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in accrued formation and offering costs	5,000
Net cash used in operating activities	(225,150)

Cash flows from financing activities
Proceeds from sponsor note	225,150
Net cash provided from financing activities	225,150

Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—

Non-cash financing activities:
Deferred offering costs paid by stockholder receivable	$25,000
Deferred offering costs paid by Sponsor under promissory note	$74,850
Deferred offering costs included in accrued offering costs	$285,000

The accompanying notes are an integral part of the unaudited financial statements.

EXCELFIN ACQUISITION CORP.

Notes to Unaudited Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Excelfin Acquisition Corp. (the “Company”) was incorporated in Delaware on March 15, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination").

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2021. On October 25, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,700,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to ExcelFin SPAC LLC (the “Sponsor”), generating gross proceeds to the Company of $11,700,000.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

Following the closing of the Initial Public Offering on October 25, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, which are held in a Trust Account, are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem its Public Shares without voting, and if it does vote, irrespective of whether it votes for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete its initial business combination within 18 months from the closing of the initial public offering (April 25, 2023), the time period to complete an initial business combination can be extended in two ways: (i) the Sponsor can extend the time period to complete an initial business combination by an additional three months (July 25, 2023) by purchasing additional private placement warrants with an aggregate purchase price of  $2,300,000 and (ii) the Company’s shareholders can also vote at any time to amend the Company’s amended and certificate of incorporation to modify the amount of time the Company will have to complete an initial business combination. The time period the Company has to complete an initial business combination, as it may be extended as described above, is referred to as the “Combination Period”. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

The Company had a working capital deficiency as of September 30, 2021 of $644,446. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

As noted above, on October 25, 2021, the Company consummated the Public Offering generating gross proceeds of $230,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the sale of Private Placement Warrants to the Sponsor generating gross proceeds of $11,700,000. As of October 25, 2021, $2,500,000 of the proceeds were held in cash outside of the Trust Account and available for working capital purposes.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on October 22, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 29, 2021.

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2021 and for the period from March 15, 2021 (inception) through September 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from March 15, 2021 (inception) through September 30, 2021. The results of operations for the period from March 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period from March 15, 2021 (inception) through December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering or charged to operations if the Initial Public Offering is not completed. At September 30, 2021, the Company had deferred offering costs of $439,296.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be de minimis for the period from March 15, 2021 (inception) through September 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any recently issued, but not yet effective, accounting standards, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 25, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $11,700,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5.     RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter on October 25, 2021.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property.

Borrowings Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Public Offering. As of September 30, 2021, there was $300,000 outstanding under the Promissory Note. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of October 25, 2021, the Promissory Note was converted into a Working Capital Loan, payable upon the earlier of the closing of a Business Combination or April 25, 2023. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

Financial Services Agreement — Related Party

The Company has an arrangement with Fin VC, an affiliate of our Sponsor to pay, a total of $112,000 per quarter for consulting, legal, accounting and diligence services. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees. The Company incurred $224,000 of operating costs under this agreement through September 30, 2021. In the event the consummation of our initial business combination takes 18 months, an affiliate of our sponsor will be paid an additional $672,000 ($112,000 per quarter) for consulting, legal, accounting and diligence services.

Forward Purchase Agreements

Two affiliates of the Sponsor (the “Sponsor Affiliates”) have agreed to purchase up to 6,500,000 units, each consisting of one share of Class A common stock and one-half of a warrant, for an aggregate purchase price of up to $65,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each affiliate’s commitment under the forward purchase agreement will be subject to approval of its investment committee as well as customary closing conditions under the forward purchase agreement.

The forward purchase shares will be identical to the Class A common stock included in the units being sold in this offering, except that pursuant to the forward purchase agreement, they will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to limited exceptions. The forward purchase warrants will have the same terms as the private placement warrants.

The Company will account for the forward purchase agreements (FPA) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA meets the criteria for equity treatment thereunder, each FPA will be recorded as equity.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (or $4,600,000 in the aggregate if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate (or $8,050,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 7.     STOCKHOLDER’S DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

On October 25, 2021, the underwriters exercised the over-allotment option in full to purchase 3,000,000 Public Units. As a result, 750,000 founder shares are no longer subject to forfeiture. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders’ agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding the forward purchase units and any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days' prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Public Offering.

The Company accounted for the 23,200,000 warrants to be issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant will be recorded as equity.

NOTE 8.     SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 25, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Notes 1 and 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,700,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to ExcelFin SPAC LLC (the “Sponsor”) for gross proceeds of $11,700,000, which is described in Notes 1 and 4.

On October 25, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 3,000,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. The over-allotment option closed on October 25, 2021. Due to the full exercise of the underwriter’s over-allotment option, 750,000 shares of Class B common stock that were previously subject to forfeiture are no longer subject to forfeiture.

On October 25, 2021, the Promissory Note was converted into a Working Capital Loan payable upon the earlier of the closing of a Business Combination or April 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Excelfin Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ExcelFin SPAC LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were formed on March 15, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from March 15, 2021 (inception) through September 30, 2021, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after our initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On October 25, 2021, we consummated the IPO of 23,000,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, ExcelFin SPAC LLC, purchased 11,700,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $11,700,000.

Upon the consummation of the IPO and associated private placements, $234,600,000 of cash was placed in the Trust Account, $4,600,000 was paid in underwriter’s commissions and $2,500,000 of cash was held outside of the Trust Account and was available for the repayment of advances from the Sponsor, payment of expenses related to the IPO and subsequent working capital purposes.

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering (April 25, 2023), the time period to complete an initial business combination can be extended in two ways: (i) our Sponsor can extend the time period to complete an initial business combination by an additional three months (July 25, 2023) by purchasing additional private placement warrants with an aggregate purchase price of  $2,300,000 and (ii) our shareholders can also vote at any time to amend our amended and certificate of incorporation to modify the amount of time we will have to complete an initial business combination. The time period we have to complete an initial business combination, as it may be extended as described above, is referred to as the “Combination Period”. If we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Warrants will not participate in any redemption distribution with respect to their founder shares or Private Warrants, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period March 15, 2021 (inception) through September 30, 2021, we had a net loss of $230,150, consisting of operating and formation costs.

Liquidity and Capital Resources

As of September 30, 2021, we had no cash.

For the period from March 15, 2021 (inception) through September 30, 2021, the net change in cash was $-0-. For the period from March 15, 2021 (inception) through September 30, 2021, cash used in operating activities was $(225,150). For the period from March 15, 2021 (inception) through September 30, 2021, cash provided by financing activities was $225,150.

On October 25, 2021, we consummated the Public Offering of 23,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 11,700,000 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our sponsor, generating gross proceeds of $11,700,000. Approximately $2,500,000 of the proceeds is held in cash and available for our general use.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $8,050,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no critical estimates as of September 30, 2021 in preparing the Company’s financial statements. Our most critical accounting policy as of September 30, 2021 was as follows:

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock previously subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B common stock that were previously subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on October 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

On March 18, 2021, we issued 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(b)	Use of Proceeds from the Public Offering

On October 25, 2021, we consummated our Initial Public Offering of 23,000,000 units  generating gross proceeds to the Company of $230,000,000. Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $234,600,000 was placed in a Trust Account. We paid a total of $4,600,000 in underwriting discounts and commissions and $475,558 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commission.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELFIN ACQUISITION CORP.

Date: December 6, 2021	/s/ Logan Allin
	Name:	Logan Allin
	Title:	Chief Executive Officer