Form 10-K
period 2021-12-31
ExcelFin Acquisition Corp.
filed 2022-03-31
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40933

ExcelFin Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2933776
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

473 Jackson St., Suite 300 San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 715-4377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	XFINU	The Nasdaq Stock Market
Class A common stock, $0.0001 par value	XFIN	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	XFINW	The Nasdaq Stock Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧ NO ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ⌧ NO ◻

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

As of March 30, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 outbreak;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our IPO; and
●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this report.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to an acquisition opportunity pursued jointly with one or more entities affiliated with FVC or GFC and/or one or more investors in funds managed by FVC;
●	“common stock” are to our Class A common stock and our Class B common stock;
●	“completion window” is the period following the completion of our IPO at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 18 months from the closing of our IPO (April 23, 2023), unless it is extended in one of two ways: (i) our sponsor can extend the time period to complete an initial business combination by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of our IPO (July 25, 2023)) by purchasing 2,300,000 private placement warrants at a purchase price of $1.00 per warrant and (ii) our shareholders can also vote at any time to amend our amended and restated certificate of incorporation to modify the amount of time we will have to complete an initial business combination;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt securities;
●	“forward purchase agreement” are to an agreement providing for the sale of our forward purchase units to the Sponsor Affiliates and their permitted transferees in a private placement that will close simultaneously with the closing of our initial business combination;
●	“forward purchase shares” are to the shares of our Class A common stock to be issued pursuant to the forward purchase agreement;
●	“forward purchase warrants” are to warrants to purchase shares of our Class A common stock to be issued pursuant to the forward purchase agreement;
●	“forward purchase unit” are to one forward purchase share and one-half of one forward purchase warrant;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO and our shares of Class A common stock that will be issued upon conversion thereof as provided therein;
●	“FVC” means Fin Venture Capital Management LLC, a member of the sponsor;
●	“GFC” means Grand Fortune Capital, LLC, a Delaware limited liability company and a member of the sponsor;
●	“initial stockholders” are to our sponsor and the other holders of our founder shares prior to our IPO (if any);
●	“IPO” are to our initial public offering of units which closed on October 25, 2021;
●	“letter agreement” are to the letter agreement, the form of which is filed as an exhibit to the registration statement relating to our IPO;
●	“management” or our “management team” are to our directors and officers;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public stockholder” shall only exist with respect to such public shares;
●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of FVC and/or one or more investors in funds or separate accounts managed by FVC, that we may determine to make in connection with financing our initial
●	business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;
●	“sponsor” are to ExcelFin SPAC LLC, a Delaware limited liability company;
●	“Sponsor Affiliates” are Fin VC Constellation, LLC and Grand Fortune Capital LLC, which are affiliates of the sponsor;
●	warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market); and
●	“we,” “us,” “our” or our “company” are to ExcelFin Acquisition Corp., a Delaware corporation.

PART I

Item 1.    Business

Introduction

We are a blank check company incorporated in Delaware on March 15, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (“Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 473 Jackson St., Suite 300, San Francisco, California, and our telephone number is (415) 715-4377. Our corporate website address is excelfinacquisitioncorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

Our sponsor is ExcelFin SPAC LLC, a Delaware corporation (the “sponsor”). The registration statement for our IPO was declared effective on October 20, 2021. On October 26, 2021, we consummated our IPO of 23,000,000 units (the “units” and, with respect to the Class A common stock included in the units being offered, the “public shares”), at $10.00 per unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $22.7 million, of which $8.05 million was for deferred underwriting commissions. The 23,000,000 units sold included 3,000,000 units issued subject to the underwriters’ over-allotment option, which was exercised in full prior to the closing of our IPO. Simultaneously with the closing of our IPO, we consummated the private placement (“private placement”) of 11,700,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrant”), at a price of $1.00 per private placement warrant with the sponsor, generating gross proceeds of $11.7 million.

Upon the closing of our IPO, the private placement and the over-allotment, $234.6 million ($10.20 per unit) of the net proceeds of our IPO and certain of the proceeds of the private placement was placed in a trust account (“trust account”), maintained by U.S. Bank National Association, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a busines combination and (ii) the distribution of the trust account as described below.

OUR COMPANY

Our company is led by Logan Allin, our Chief Executive Officer, and Jennifer Hill, our Chairman of the Board. We are affiliated with Fin Venture Capital (“Fin VC”) and Grand Fortune Capital, LLC (“GFC”) (each a “Sponsor Affiliate”). GFC is an investment company solely owned by Jackson Wijaya, who has completed a series of significant M&A transactions and numerous investments in FinTech, TMT and Healthcare. Fin VC, founded by Mr. Allin in 2018, is a leading FinTech-focused venture and growth equity firm with $750 million+ in assets under management and a portfolio of 40+ market leading FinTech companies from Seed-to-pre-IPO. Fin VC’s employees have accumulated decades of investing, company building, and deal execution experience among them.

INVESTMENT CRITERIA

We have developed the following investment criteria that we will use to screen for and evaluate target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek an initial business combination with a business that we believe exhibits the following characteristics:

●	B2B FinTech SaaS Focus. We will seek to acquire a business with a B2B model FinTech SaaS business model, including the following FinTech sub-sectors:
➢	Infrastructure / Enabling Technology
➢	Embedded Finance
➢	Asset Management & Capital Markets
➢	CFO Tech Stack
➢	Enterprise Blockchain
●	Robust Growth and Margin Profile. We will seek to acquire a business that has grown consistently year-over-year, has a defensible recurring revenue model and sustainable gross margin profile. We are targeting companies with trailing twelve-month annual recurring revenue (“ARR”) of greater than $75mm with 50%+ growth rates, 70%+ gross margin profile, and strong net revenue retention with low churn
●	Category Leader and Proven Product-Market Fit. We will seek to acquire a business that has a sustainable competitive advantage within a target market as a result of differentiated technology, intellectual property, distribution capabilities, and other attributes that provide high barriers to entry.
●	Appropriate Valuation and Transaction Structure. We will seek to acquire a business at an attractive valuation between $750mm and $2 billion of enterprise value with mutual upside potential through the combination with our management team and value add. We believe the benefits of a SPAC structure, versus a traditional IPO, with a strong sponsor fit like ExcelFin will deliver accelerated long-term benefits to all stakeholders.
●	Global Business Development Opportunities. We believe that a key driver of value enhancement will be centered around direct customer introductions and broader business development efforts through ExcelFin’s global network. We will support scale through regional and cross-border customer acquisition, channel partnerships, and global expansion, which will in turn drive revenue growth, margin improvement, and ultimately appreciate enterprise value.
●	Advantage from M&A, Capital Markets, and Operating Expertise as well as Fin VCs Network. We will seek to acquire a business where the collective capabilities of our management team can be leveraged to tangibly improve the operations and create value. This may be achieved through constructive engagement with seasoned management teams with augmentation of the board and team to enhance performance. Additionally, we may seek to acquire a business that, in addition to organic growth, has the potential to grow through accretive M&A. We will partner with a company that understands the value of our network and expects to benefit from the experience of our management team and deep history of investing, advising, operating and leading successful companies in the FinTech space.
●	Public Company Readiness. We will seek management and shareholders who aspire to have their company become a public entity to improve the long-term prospects for the business and shareholders. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers, liquidity for employees/existing shareholders, potential acquisitions and expanded branding in the marketplace. ExcelFin’s direct experience successfully implementing its robust operating playbook in late-stage venture/growth equity and M&A/IPO experience will translate into meaningful results for the company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (“SEC”).

Members of our board of directors will directly or indirectly own founder shares and private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor and members of our board of directors acquired founder shares for approximately $0.004 per share and we sold units at a price of  $10.00 per unit in our IPO; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. (See “Risk Factors—The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common stock to materially decline.” and “—Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”)

INITIAL BUSINESS COMBINATION

We believe our ability to complete an initial business combination will be enhanced by our forward purchase agreement with the Sponsor Affiliates, pursuant to which such affiliates committed to purchase up to 6,500,000 forward purchase units, consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee as well as customary closing conditions under the forward purchase agreement. The forward purchase shares will be identical to the Class A common stock included in the units sold in our IPO, except that they will be subject to transfer restrictions and registration rights, as described herein. The forward purchase warrants will have the same terms as the private placement warrants.

We have up to 18 months from the closing of our IPO to consummate an initial business combination by April 25, 2023. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we have to consummate an initial business combination by an additional three months, subject to our sponsor purchasing 2,300,000 private placement warrants at a purchase price of  $1.00 per warrant. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor, upon no less than five days’ advance notice prior to the deadline, must purchase an additional 2,300,000 private placement warrants and deposit the proceeds of such purchase into the trust account on or prior to the date of the deadline. Our sponsor is not obligated to extend the time for us to complete our initial business combination. In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to accelerate its purchase of the 2,300,000 private placement warrants at any time following the closing of our IPO and prior to the consummation of our initial business combination with the same effect of extending the time we have to consummate an initial business combination by three months.

In addition to our sponsor’s ability to extend our deadline to consummate an initial business combination by three months by purchasing additional private placement warrants as described above, we may also hold a shareholder vote at any time to amend our certificate of incorporation to modify the amount of time we have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein.

If we do not complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

The rules of Nasdaq require our initial business combination to occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

SOURCING OF POTENTIAL BUSINESS COMBINATION TARGETS

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. As a result of Fin VC’s bottoms-up evaluation approach, Fin VC has processed over 10,000 FinTech companies and as it currently stands, management has identified 75 - 100+ potential targets.

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities that are proprietary. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our initial stockholders, directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We may pursue an acquisition opportunity jointly with one or more entities affiliated with FVC, GFC and/or one or more investors in funds managed by FVC. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance (including the forward purchase shares) would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total shares of all shares of common stock issued and outstanding upon completion of our IPO plus all shares issued in the specified future issuance (including the forward purchase shares), unless the holders of a majority of the then-issued and outstanding Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A common stockholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

For additional discussion relating to potential conflicts of interest relating to sourcing of potential business combination targets, please see “Management—Conflicts of Interest.”

STATUS AS A PUBLIC COMPANY

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their capital stock, shares or other equity securities in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company as long as (1) the market value of our common stock held by non-affiliates is less than $250 million as of the end of a year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during a completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

FINANCIAL POSITION

With funds available for a business combination, including up to $65,000,000 to be raised pursuant to the forward purchase agreement, initially in the amount of $293,300,000 assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, in each case, after estimated offering expenses of  $750,000, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

EFFECTING OUR INITIAL BUSINESS COMBINATION

We are not presently engaged in, and we will not engage in, any operations. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants and the forward purchase units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition to the forward purchase units, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than the forward purchase agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

STOCKHOLDERS MAY NOT HAVE THE ABILITY TO APPROVE OUR INITIAL BUSINESS COMBINATION

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether Stockholder
Type of Transaction	Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);
●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

PERMITTED PURCHASES AND OTHER TRANSACTIONS WITH RESPECT TO OUR SECURITIES

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from trading securities during certain blackout periods and when they are in possession of any material non-public information.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

REDEMPTION RIGHTS FOR PUBLIC STOCKHOLDERS UPON COMPLETION OF OUR INITIAL BUSINESS COMBINATION

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

MANNER OF CONDUCTING REDEMPTIONS

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination (including, potentially, with the same target).

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least ten days prior to the stockholder vote. However, we expect that a preliminary proxy statement would be made available to such stockholders in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction or do not vote at all.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

LIMITATION ON REDEMPTION UPON COMPLETION OF OUR INITIAL BUSINESS COMBINATION IF WE SEEK STOCKHOLDER APPROVAL

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares of common stock sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

TENDERING STOCK CERTIFICATES IN CONNECTION WITH A TENDER OFFER OR REDEMPTION RIGHTS

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days, and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least ten days prior to the stockholder vote. However, we expect that a preliminary proxy statement would be made available to such stockholders in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

REDEMPTION OF PUBLIC SHARES AND LIQUIDATION IF NO INITIAL BUSINESS COMBINATION

Our sponsor, directors and officers have agreed that we initially have until the end of the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial stockholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame to complete our initial business combination.

Our sponsor, directors and officers have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $896,517 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to up to $896,517 from the proceeds of our IPO and the sale of the private placement warrants, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.20 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such amendment. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares irrespective of whether they vote for or against the proposed transaction or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account; or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 50% of our issued and outstanding common stock.

Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders.

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants and forward purchase units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for our shares of Class A common stock, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

INDEMNITY

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

FACILITIES

We currently maintain our executive offices at 473 Jackson St., Suite 300, San Francisco, CA 94111. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

PERIODIC REPORTING AND FINANCIAL INFORMATION

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate and report on our system of internal controls for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company as long as (1) the market value of our common stock held by non-affiliates is less than $250 million as of the end of a year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during a completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding during the period covered by this report.

Item 1A.      Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly incorporated company with no operating history, no revenues and no identified operating business as a target, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
●	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the funds not being held in the trust account are insufficient to allow us to operate until the end of the completion window, we may be unable to complete our initial business combination.
●	Past performance by our management team, FVC, GFC and their respective affiliates including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Certain of our directors and officers are now, and all of them may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR SEARCH FOR, AND CONSUMMATION OF OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION

We are a newly incorporated company with no operating history, no revenues and no identified operating business as a target, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results, and did will not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable corporate law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares or that involves a merger to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares or that involves a merger, we would seek stockholder approval of such business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own at least 20% of our issued and outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase units to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase units fails to close, we may lack sufficient funds to consummate our initial business combination.

We entered into a forward purchase agreement with the Sponsor Affiliates pursuant to which they have agreed to purchase an aggregate of up to 6,500,000 forward purchase units for an aggregate purchase price of up to $65,000,000 in a private placement that will close simultaneously with the closing of our initial business combination.

The funds from the sale of the forward purchase units are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used, with the agreement of the Sponsor Affiliates, for working capital in the post-transaction company. If the Sponsor Affiliates do not agree to fund more than the amount necessary to complete the initial business combination, the post-transaction company may not have enough cash available for working capital. The obligations under the forward purchase agreement do not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase units does not close by reason of the failure of either Sponsor Affiliate to fund the purchase price for its forward purchase units, for example, we may lack sufficient funds to consummate our initial business combination. Each affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee. Additionally, the Sponsor Affiliates’ obligations to purchase the forward purchase units are subject to termination prior to the closing of the sale of such securities by mutual written consent, or automatically: (i) if our initial business combination is not consummated within the completion window; or (ii) if our sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our sponsor or us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the Sponsor Affiliates’ obligations to purchase the forward purchase units are subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units. In the event of any such failure to fund by either Sponsor Affiliate, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has adversely affected, and in the future could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration with the SEC. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, directors and officers have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. See “Proposed Business—Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which stockholders to enter into private transactions with. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we will not obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Because we are not limited to a particular industry, sector or geography or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography, and not in the FinTech B2B or SaaS space. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Our sponsor also has the right to extend the term we have to consummate our initial business combination to up to 21 months from the closing of our IPO without providing our shareholders with a corresponding redemption right.

We have until 18 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we have to consummate an initial business combination by an additional three months, subject to our sponsor purchasing additional private placement warrants with an aggregate purchase price of  $2,300,000. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor must purchase, in connection with such extension, an additional 2,300,000 private placement warrants at a price of  $1.00 per warrant, and deposit the $2,300,000 in proceeds into the trust account on or prior to the date of the deadline. Our sponsor has the option to accelerate its purchase of the 2,300,000 private placement warrants at any time following the closing of our IPO and prior to the consummation of our initial business combination with the same effect of extending the time we have to consummate an initial business combination by three months.

RISKS RELATING TO OUR SECURITIES AND TRUST ACCOUNT

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. Although after giving effect to the IPO we meet the minimum initial listing requirements set forth in the rules of Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount of market value of listed securities (generally $50 million) and a minimum of 400 round lot holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the value of our listed securities would generally be required to be at least $50 million and we would be required to have a minimum of 400 round lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996 (“NSMIA”), prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, NSMIA does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under NSMIA and we would be subject to regulation in each state in which we offer our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants and forward purchase units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for our shares of Class A common stock, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the funds not being held in the trust account are insufficient to allow us to operate until the end of the completion window, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until the end of the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain of our affiliates are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate until the end of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $2,500,000 will be available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2021, we had $896,517 held outside of the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off the value of assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of  (1) $10.20 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If we have not completed our initial business combination within the completion window, our public stockholders may be forced to wait beyond the completion window before redemption from our trust account.

If we have not completed our initial business combination within the completion window, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the completion window in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual stockholder meeting until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq or the DGCL) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreements, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating thereto until the warrants expire or, in the case of the public warrants only, are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise such private placement warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their private placement warrants and sell the shares of Class A common stock underlying such private placement warrants while holders of our public warrants would not be able to exercise their public warrants and sell the underlying common stock.

The grant of registration rights to our initial stockholders, holders of our forward purchase units and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into upon the closing of our IPO, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of Class A common stock issuable upon exercise of such warrants. Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans, or issued as forward purchase units are registered for resale.

We may issue additional shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 153,800,000 and 44,250,000 (assuming no forward purchase units are issued) authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are currently no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions that are contained in our amended and restated certificate of incorporation. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our certificate of incorporation on any initial business combination or any amendments to our certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your public warrants could be increased, the public warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a public warrant could be decreased, all without your approval.

Our public warrants are issued in registered form under a public warrant agreement between American Stock Transfer & Trust Company, LLC, as warrant agent, and us. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any other modification or amendment to the terms of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a public warrant. Our initial stockholders may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such warrants on any matters submitted to warrant holders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholders may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

A provision of our warrant agreements may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination and the newly issued price and, in the case of the public warrants only, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination and the newly issued price. This could make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreements designates the courts of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreements provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreements will be brought and enforced in the courts of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreements will not apply to suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreements. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreements, is filed in a court other than a court of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York, a “foreign action” in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such warrant holder in any such action brought in such court to enforce the forum provisions by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provision. However, the enforceability of similar exclusive forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings, and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our warrant agreements. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find these provisions of our warrant agreements to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director, officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, officer or employee of our company governed by the internal affairs doctrine except for, as to each of  (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination) or (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or otherwise arising under federal securities laws, for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware, a foreign action, in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions, an enforcement action, and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.

RISKS RELATED TO OUR SPONSOR AND MANAGEMENT TEAM AND THEIR RESPECTIVE AFFILIATES

Past performance by our management team, FVC, GFC and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team, FVC, GFC and their respective affiliates is presented for informational purposes only. Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team, FVC, GFC or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of FVC, GFC and/or one or more investors in funds managed by FVC. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with FVC, GFC and/or one or more investors in funds managed by FVC. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties. Accordingly, such persons or entities may have a conflict between their interests and ours. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so.

In addition, any specified future issuance in connection with an Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total shares of all shares of common stock issued and outstanding upon completion of our IPO plus all shares issued in the specified future issuance. They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A common stockholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our directors and officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors will also serve as officers and/or board members for other entities. If our directors’ and officers’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time.

Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our directors and officers are now, and all of them may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may become, affiliated with entities that are engaged in a similar business. Our sponsor, directors and officers are not prohibited from sponsoring, investing in or otherwise becoming involved with, any other blank check companies (including special purpose acquisition companies similar to our company), including in connection with their initial business combinations, prior to us completing our initial business combination. In particular, certain of our officers and certain of our directors have fiduciary and contractual duties to FVC, GFC and to certain companies in which they have invested, including companies in industries we may target for our initial business combination. Potential investors should also be aware of certain potential conflicts of interest as further described in “Management—Conflicts of Interest.”

As a result of multiple business affiliations, our directors and officers have now and may have in the future similar legal obligations to other companies that would require them to present business opportunities to those companies. Accordingly, if any of our directors or officers become aware of a business combination opportunity which is suitable for another entity to whom he or she owes fiduciary or contractual duties, he or she may need to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we currently do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business—Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common stock to materially decline.

While we sold our units at an offering price of  $10.00 per unit and the amount in the trust account is initially $10.20 per public share, implying an initial value of  $10.20 per public share, our sponsor paid only a nominal aggregate purchase price of  $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor has invested an aggregate of  $11,725,000 in us in connection with our IPO, comprised of the $25,000 purchase price for the founder shares and the $11,700,000 purchase price for the private placement warrants. Even if the trading price of our common stock significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our common stock is less than $2.00 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our common stock to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, our sponsor subscribed for an aggregate of 5,750,000 founder shares for an aggregate purchase price of  $25,000, or approximately $0.004 per share. Our initial stockholders will collectively own 20% of our issued and outstanding shares of common stock after our IPO. The founder shares will be worthless if we do not complete an initial business combination and our sponsor and members of our board of directors acquired founder shares for approximately $0.004 per share and we sold units at a price of  $10.00 per unit in our IPO; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, our sponsor has committed to purchase an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate), that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one share of our Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of Class A common stock included in the units sold in our IPO except that: (1) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into with us; (2) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and public shares held by them in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of the letter agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

GENERAL RISKS

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our IPO, the sale of the private placement warrants and the sale of the forward purchase units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO, the sale of the private placement warrants and the sale of the forward purchase units will provide us with $       that we may use to complete our initial business combination, which includes $8,050,000 of deferred underwriting commissions being held in the trust account, and excludes offering expenses of  $750,000).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreements, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered in our IPO, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 50% of our outstanding common stock.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 50% of our issued and outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our issued and outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the issued and outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our certificate of incorporation. Our initial stockholders, who beneficially owned 20% of our common stock upon the closing of our IPO, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior, and this may increase our ability to complete our initial business combination with which you do not agree.

Our initial stockholders have agreed, pursuant to a letter agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, directors and officers. Our public stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, directors or officers for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended or waived without stockholder approval.

Each of the agreements related to our IPO to which we are a party, other than the warrant agreements and the investment management trust agreement, may be amended or waived without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; the forward purchase agreement between us and the Sponsor Affiliates; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, officers and directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants and forward purchase units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants and forward purchase units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders will hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Upon the closing of our IPO, our initial stockholders will own 20% of our issued and outstanding shares of common stock.

Neither our initial stockholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

Our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein.

In the case that additional shares of Class A common stock, or equity-linked securities (as described herein) other than forward purchase units, are issued or deemed issued in excess of the amounts issued in our IPO and related to the closing of our initial business combination, the ratio at which the shares of our Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of our Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of our common stock issued and outstanding upon the completion of our IPO, plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares or equity-linked securities issued, or to be issued, pursuant to the forward purchase agreement or to any seller in our initial business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per public warrant if, among other things, the closing price of our Class A common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any ten (10) trading days within a twenty (20) trading-day period ending on the third (3rd) trading day prior to the date on which the notice of redemption is given to the public warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the issued and outstanding public warrants could force you to: (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants. The private placement warrants will be nonredeemable.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A common stock upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of Class A common stock, at a price of  $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 11,700,000 private placement warrants each exercisable to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 5,750,000 shares of Class B common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of  $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. In order to extend the completion window from 18 to 21 months, our sponsor has the option to purchase 2,300,000 private placement warrants at any time following the closing of our IPO and prior to the consummation of our initial business combination at a purchase price of  $1.00 per private placement warrant. These warrants will have the same terms and conditions as the private placement warrants issued at the closing of our IPO. We have entered into a forward purchase agreement with the Sponsor Affiliates pursuant to which they have agreed to purchase an aggregate of up to 6,500,000 forward purchase units for a purchase price of  $10.00 per forward purchase unit, or an aggregate purchase price of up to $65,000,000 in a private placement that will close simultaneously with the closing of our initial business combination. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof  (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Following our IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company as long as (1) the market value of our common stock held by non-affiliates is less than $250 million as of the end of a year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during a completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

While we intend to focus our search for a target business operating in the United States, if our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	changes in local regulations as part of a response to the COVID-19 outbreak;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers, directors and sponsor are from time to time involved in other business ventures unrelated to our business but which may generate business or legal disputes with investors and others unrelated to our company, and these disputes may distract our management from operating our company and/or result in adverse publicity that could be harmful.

Our officers, directors and sponsor are involved in a number of other businesses that are unrelated to our company. The operation of these other businesses from time to time may generate business or legal disputes involving investors or other parties. These disputes could involve allegations of mismanagement or fraud that could become public and result in adverse publicity for the parties involved. Any such disputes also could distract the member of our management involved in the dispute from time that might otherwise be spent in the operation of our company. Any adverse publicity generated as a result of such a dispute, although unrelated to our business, could nevertheless be detrimental to our management team’s reputation and negatively affect our ability to identify and complete an initial business combination. This could, in turn, have a material and adverse effect on the price of our securities.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located, or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.    Properties.

Our executive offices are located at 473 Jackson St., Suite 300, San Francisco, California, and our telephone number is (415) 715-4377. The cost for our use of this space is included in the $10,000 per month, for up to 18 months, we will pay to our sponsor for office space, utilities, secretarial support and administrative services.

Item 3.    Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the Nasdaq under the symbols “XFINU”, “XFIN” and “XFINW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 30, 2022, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock and 1 holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Our sponsor is ExcelFin SPAC LLC, a Delaware corporation (the “sponsor”). The registration statement for our IPO was declared effective on October 20, 2021. On October 26, 2021, we consummated our IPO of 23,000,000 units (the “units” and, with respect to the Class A common stock included in the units being offered, the “public shares”), at $10.00 per unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $22.7 million, of which $8.05 million was for deferred underwriting commissions. The 23,000,000 units sold included 3,000,000 units issued subject to the underwriters’ over-allotment option, which was exercised in full prior to the closing of our IPO. Simultaneously with the closing of our IPO, we consummated the private placement (“private placement”) of 11,700,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”), at a price of $1.00 per private placement warrant with the sponsor, generating gross proceeds of $11.7 million.

Upon the closing of our IPO, the private placement and the over-allotment, $234.6 million ($10.20 per unit) of the net proceeds of our IPO and certain of the proceeds of the private placement was placed in a trust account (“trust account”), maintained by U.S. Bank National Association, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

The private placement warrant are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by the Company; (2) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the common stock issuable upon exercise of these warrants) are entitled to registration rights.

In connection with our IPO, we incurred $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $876,465 of other costs. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 20, 2021, which was filed with the SEC.

Item 6.    Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants and forward purchase units, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares of our common stock or preferred stock in a business combination:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulting in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the period from March 15, 2021 (inception) through December 31, 2021, we had a net loss of $696,971, which consists of operating costs of $706,657 offset by interest income on marketable securities held in the trust account of $9,686.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. The Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On October 25, 2021, we consummated the Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, which includes the exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 11,700,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $11,700,000.

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of December 31, 2021, we had cash of $896,517 held outside of the trust account. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $234,609,686. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of  $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of  $350; where assumed par value would be (1) our total gross assets following our IPO, divided by (2) our total issued shares of common stock following our IPO, multiplied by (3) the number of our authorized shares following our IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of  $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we have available to us $896,517 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $672,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $500,000 for director’s and officer’s insurance; approximately $150,000 for legal and accounting fees related to regulatory reporting requirements; approximately $180,000 for office space, administrative and support services; approximately $85,000 for Nasdaq continued listing fees; and approximately $163,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

CONTROLS AND PROCEDURES

We are not currently required to evaluate and report on our system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of December 31, 2021, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;
●	reconciliation of accounts;
●	proper recording of expenses and liabilities in the period to which they relate;
●	evidence of internal review and approval of accounting transactions;
●	documentation of processes, assumptions and conclusions underlying significant estimates; and
●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our IPO and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

RELATED PARTY TRANSACTIONS

In March 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash used to purchase such shares by the number of founder shares issued.

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of  $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, the Administrative Services Agreement will terminate, and we will cease paying these monthly fees.

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services.

Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of December 31, 2021, there was $300,000 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights. In order to extend the completion window from 18 to 21 months, our sponsor has the option to purchase 2,300,000 private placement warrants at any time following the closing of our IPO and prior to the consummation of our initial business combination at a purchase price of $1.00 per private placement warrant. These warrants will have the same terms and conditions as the private placement warrants issued at the closing of our IPO.

We entered into a forward purchase agreement with the Sponsor Affiliates, pursuant to which such affiliates committed that they will purchase from us up to 6,500,000 forward purchase units, consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee as well as customary closing conditions under the forward purchase agreement. The forward purchase shares will be identical to the Class A common stock included in the units sold in our IPO, except that they will be subject to transfer restrictions and registration rights, as described herein. The forward purchase warrants will have the same terms as the private placement warrants.

The forward purchase agreement also provides that the Sponsor Affiliates are entitled to certain registration rights with respect to their forward purchase units, including the Class A common stock underlying their forward purchase warrants

The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any shares of Class A common stock are redeemed by our public shareholders in connection with our initial business combination and are intended to provide us with a minimum funding level for our initial business combination.

Pursuant to a registration rights agreement that we entered into with our initial stockholders upon the closing of our IPO, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

Critical Accounting estimates and policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our financial statements is the estimated fair value of our assets and liabilities. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per share

Net loss per share is computed by dividing net income by the weighted average number of shares of common stock during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 11,500,000 Class A common stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.    Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

DIRECTORS AND OFFICERS

Name	Age	Title
Jennifer Hill	56	Chairman of the Board
Logan Allin	40	Chief Executive Officer and director
Ren Riley	46	Chief Operating Officer
Joe Ragan	59	Chief Financial Officer
Brian Sun	45	Executive Vice President
Gary Meltzer	57	Director
Neil Wolfson	56	Director
Goh Lin Piao	56	Director
Alka Gupta	51	Board Advisor
Brady Dougan	62	Board Advisor

Our directors and officers are as follows:

Ms. Hill has served as our Chairman of the Board since April 2021. Ms. Hill is an experienced board member across the financial services industry, currently serving as a Board Member at Cantor Fitzgerald Europe, Strategic Advisor at Talos Trading, Non-Executive Director at Santander Asset Management and Board Member at Melqart Asset Management. Ms. Hill is the Founder and CEO of Murphy Hill Consulting, where she works with startups in the FinTech space on organization and capital raising. Prior to her current positions, Ms. Hill served as CFO of Merrill Lynch & Co. from 2012 to 2014. Ms. Hill has also worked as a Managing Director at Goldman Sachs from 1996 to 2006 and Vice President in the Financial Institutions Group at Citi from 1993 to 1996. Ms. Hill received her B.A. from Hamilton College and M.B.A. from Columbia Business School.

Mr. Allin has served as our CEO and director since March 2021. Mr. Allin is Founder and Managing General Partner at Fin VC where he is responsible for management of the firm, sourcing/consummating investments, maintaining board responsibilities, and operating value at portfolio companies. Prior to founding Fin VC in 2018, Mr. Allin was Vice President of SoFi Ventures, from 2017 to 2018, where he was tasked with investing in and working hands-on with FinTech companies, as well as running SoFi’s accelerator and corporate development efforts. Mr. Allin was formerly a Venture Partner at Light Street Capital, from 2016 to 2017, where he was responsible for IR as well as sourcing, diligence, and finalizing late-stage private TMT investments. Additionally, Mr. Allin was a Partner at Formation Group, from 2016 to 2017, focused on early-expansion stage cross-border TMT investments in the US and Asia. Mr. Allin served as VP of Business Development, CFO and CIO of ONEHOPE Wine from 2013 to 2016. Mr. Allin has spent the vast majority of his career in FinTech, most recently as Head of Management Strategy, overseeing the enterprise FinTech strategy and execution, while serving as a member of the Operating Committee at Atlantic Trust, the Private Wealth Management arm of Invesco (and now CIBC) from 2010 to 2012. Previously, Mr. Allin was a Senior Vice President in City National Bank’s wealth management division (now part of RBC) where he led the technology strategy, open product architecture platform, and other strategic initiatives from 2009 to 2010. Mr. Allin spent much of his career in management consulting, in leadership positions at Capgemini, EMC, and PwC, focused exclusively on the intersection of Financial Services and technology. Mr. Allin earned B.A. in Public Policy and Political Science from Duke University and a M.S. in Management from Stanford University’s Graduate School of Business where he was a Sloan Fellow.

Mr. Riley has served as our COO since March 2021. Mr. Riley is an Investment Partner at Fin VC where he is focused on sourcing and executing primary and co-investment opportunities and adding value to our portfolio companies. He brings 25 years of experience in the financial services sector and has been an active participant and investor in the venture capital industry for over 20 years. In 2019, Mr. Riley co-founded Enclave Liquidity Partners, a provider of liquidity solutions to founders, executives, and key shareholders of late-stage private growth companies. Prior to Enclave, Mr. Riley was a Partner at Robertson Stephens, from 2015 to 2019, an RIA providing wealth management services for high-net-worth individuals and family offices. Positions during his tenure at the firm also included CEO and Head of Alternatives. Prior to Robertson Stephens, Mr. Riley spent 16 years with Oak Investment Partners, from 1999 to 2015, where he became a General Partner in 2006. His primary focus was on emerging growth, multi-stage investments in the Internet, mobile, FinTech and enterprise software and services sectors, around the globe. Mr. Riley is still a Venture Partner at Oak and has served on the Boards of many Oak companies. Mr. Riley also serves on the Board for Thayer Ventures Acquisition Corporation (Nasdaq—TVACU). He began his career working in the corporate finance division of the original Robertson Stephens, a technology-focused investment bank based in San Francisco, where he was a Senior Associate. Mr. Riley holds a B.A. in Government from Dartmouth College.

Mr. Ragan has served as our CFO since March 2021. Mr. Ragan is currently serving as the Chief Financial Officer for the Paper Excellence group. Mr. Ragan also serves as the Chairman of the Audit Committee of the Board of Directors for Sports Ventures Acquisition Corporation (Nasdaq—AKICU). Previously, from 2018 to 2019, Mr. Ragan served as Chief Financial Officer for Resideo/Honeywell Homes, a leading global manufacturer of thermostats and security panels (NYSE—REZI). From 2013 to 2018, Mr. Ragan also served as Chief Financial Officer for Ferroglobe PLC (Nasdaq—GSM), the leading global manufacturer of metal alloys and other metallic products that was created through a merger of FerroAtlántica and Globe Specialty Metals. From 2008 to 2013, Mr. Ragan previously served as CFO at Boart Longyear (ASX—BLY), a publicly traded mining and manufacturing company, and UNICOM Government, Inc., previously known as GTSI, a publicly traded government contractor (Nasdaq—GTSI). Mr. Ragan holds an M.S. in Accounting from George Mason University and a B.S. in Accounting from The University of the State of New York. Mr. Ragan began his finance career with Deloitte, and was a licensed CPA in the Commonwealth of Virginia from 1990 to 2015. Mr. Ragan also serves as the Chairman of the Audit Committee of the Board of Directors for the nonprofit USA Judo.

Mr. Sun has served as our Executive VP since March 2021. Mr. Sun is currently serving as the Managing Director for GFC, a global investment firm and family office for Jackson Wijaya, where he manages GFC’s investment efforts in North America. Prior to GFC, Mr. Sun was in corporate development executive roles with SGS North America, AES Corp and Fosun Wealth Group sourcing and executing M&A transactions in business services, financial service, FinTech, technology and power sectors. From 2012 to 2017, Mr. Sun was a M&A advisory investment banker at Lazard and at China Merchants Bank US. From 2004 to 2010, he has worked at private equity firm Arcapita, leading aircraft investment group Babcock & Brown Aircraft Management, financial service company Jackson Hewitt and Barclays Capital in various corporate finance and investment roles. Mr. Sun has over 20 years of corporate finance and transactional experience and has worked on over $50 billion sales, acquisitions and investments transactions. Mr. Sun has a M.B.A. from Duke University and a B.A. from Beijing Foreign Studies University. He was a Chartered Financial Analyst (CFA) since 2008.

Mr. Meltzer has served as an independent director since the pricing of our IPO. Mr. Meltzer currently serves as an advisor to early-stage companies. Prior to September 30, 2020, he was a partner at PwC where he most recently served as the Managing Partner responsible for PwC’s Bay Area and Northwest Market and served as a global relationship partner to Fortune 500 financial services and technology companies. He also led PwC’s FinTech practice, where he provided services to companies in the payments, digital banking, peer-to-peer lending, InsurTech, PropTech, digital assets and asset and wealth management spaces. Prior to his latest positions at PwC, Mr. Meltzer was PwC’s Financial Services Regulatory Leader from 2008 to 2011 and the Asset and Wealth Management Sector Leader from 2010 to 2016, where he was responsible for advising banks, asset managers, wealth managers, private equity funds, hedge funds, venture capital firms and FinTech companies. Mr. Meltzer has a B.S. in Accounting from Binghamton University and is a Certified Public Accountant (CPA) in New York and California. Mr. Meltzer also serves on the Leadership Council for Tipping Point Community and as an Advisory Board Member of Binghamton University School of Management. He previously served as a member of the Board of Directors and Executive Committee for the Bay Area Council, where he chaired the Committee on Homelessness.

Mr. Wolfson has served as an independent director since the pricing of our IPO. Mr. Wolfson is currently serving as an Active Board Member and Venture Investor for a number of FinTech and Financial Services companies, including IOU Financial, SALT Blockchain, Nextivity and Finitive. Prior to his current Board positions, Mr. Wolfson was the President and CIO of SF Capital Group from 2009 to 2018, where he oversaw all debt and equity investing, asset allocation, investment management, tax and estate planning. Mr. Wolfson served as a director and Chair of the Audit Committee of OnDeck Capital from 2014 to 2020. From 2004 to 2008, Mr. Wolfson served as the President and CIO of Wilmington Trust, an asset manager that oversees over $40 billion in assets, and as the President, CEO and Chairman of the Wilmington Funds, a $10 billion mutual fund family. Prior to working at Wilmington Trust, Mr. Wolfson served as National Partner in Charge at KPMG, where he worked from 1996 to 2004, and as an Associate Director at Bear Stearns, where he worked from 1995 to 1996. Mr. Wolfson received his B.S. and M.B.A. degrees from New York University and is a Chartered Financial Analyst (CFA) charter holder.

Mr. Goh has served as a director since the pricing of our IPO. Mr. Goh is currently serving as Senior Advisor to GFC, a global investment firm and family office for Jackson Wijaya. Mr. Goh has been at the nexus of Application Software, Digital Technologies, Business Transformation and the Internet for the past 30 years. Mr. Goh was in Accenture from 1990 to 2005 in a variety of roles including Managing Partner of Accentures’ Greater China Public Sector. In Accenture he helped large corporations and governments harness application software and digital technologies to speed their business transformation. From 2006 to 2016, Mr. Goh was at the RGE Group and had various leadership roles including Head of Business Transformation and Group Executive Director at RGE’s Specialty Pulp & Viscose business. Mr. Goh graduated from the University of New South Wales, Australia, with a degree in Computer Science and top honors in Mechanical Engineering.

Ms. Gupta has served as our advisor since the pricing of our IPO. Ms. Gupta is a Venture Partner at Fin Venture Capital, a fund focused on global fintech with focus on B2B Enterprise SaaS. She is also Co-Founder, President and Board Director at GlobaliD, a venture backed, portable, and interoperable identity platform leveraging the blockchain. As President, she built the team, product, and signed the first digital wallet customers. Prior thereto, from 2010 to 2015, she was at eBay/PayPal as head of strategy for eBay Marketplaces where she led strategy development for fulfillment, expanded payment systems, cross border transactions, omni-channel retail, and key Asian (Japan, India) and select Latin American (Brazil) markets. Previously, from 2006 to 2009 Alka was with Retrevo (Acq. BN), a vertical specific e-commerce business, as VP of Business Development, bringing in the first revenue. At Lycos (Nasdaq: LCOS; Acq.: TEF) from 1998 to 2005, Alka first led as GM of a global suite of products and then as VP Corp Development and Strategy. She earned an MBA from The Wharton School and B.S. (cum laude) from Case Western Reserve University. Alka serves as a Board Director at MoneyGram (Nasdaq: MGI), GlobaliD, Digital Frontiers, and Flaist, Finance and Audit Committee for Menlo Park City School, and is a Limited Partner at Chestnut Ventures. She is an Advisor to Berkeley’s SkyDeck Accelerator and Venture Lab at the Wharton School and a frequent speaker on topics such as digital transformation, fintech, and blockchain, including at University of Michigan and University of Pennsylvania. Alka was also an early Charter Member and the Chair of Mentoring Program at TiE and early Advisory Board Member Women 2.0.

Mr. Dougan has served as our advisor since the pricing of our IPO. Mr. Dougan is currently serving as the CEO of Exos TFP Holdings LLC. Mr. Dougan has more than 30 years in the financial services industry, including 24 years at Credit Suisse and eight of those years as CEO. From 1983-1991, Mr. Dougan was part of a team that built Bankers Trust into a derivatives leader. From 1991-1995, he held various roles at Credit Suisse, helping to found and create Credit Suisse Financial Products. From 1996-2001 he served as Global Head of Equities and Investment Banking and was responsible for supervising and overseeing all equities, derivatives, and cash sales and trading, capital markets, and equities research businesses. In 2002-2004 he was Co President, Global Institutional Services adding fixed income sales, trading and research (including rates, credit, emerging markets and securitized products) to his suite of responsibilities and successfully managed the business through the crisis. From 2004-2007, Mr. Dougan was CEO of the Global Investment Bank. Mr. Dougan also served as a Director on the Executive Board of Directors of the U.S. broker-dealer from October 1999 until mid- 2004. From June 2004 to mid-2007, Mr. Dougan served as CEO of Investment Banking and acting CEO Credit Suisse Americas when he served as CEO of the U.S. broker-dealer. In 2007, Mr. Dougan was appointed CEO of Credit Suisse Group where he remained until his departure from the firm in June 2015.

NUMBER, TERMS OF OFFICE AND ELECTION OF DIRECTORS AND OFFICERS

Our board of directors consists of five members.

Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

DIRECTOR INDEPENDENCE

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of our IPO. Our board has determined that each of Gary Meltzer, Neil Wolfson and Jennifer Hill is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Gary Meltzer, Jennifer Hill and Neil Wolfson. Gary Meltzer serves as chair of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Gary Meltzer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Jennifer Hill, Gary Meltzer and Neil Wolfson. Jennifer Hill serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Jennifer Hill, Gary Meltzer and Neil Wolfson. Jennifer Hill serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter will also provide that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

CODE OF ETHICS

We have adopted a code of ethics and business conduct, or our Code of Ethics, applicable to our directors, officers and employees. We filed a copy of our form of our Code of Ethics as an exhibit to the registration statement relating to our IPO. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

CONFLICTS OF INTEREST

Our officers and directors may owe competing duties to other enterprises, and opportunities presented to them may not be presented to us as a result of such conflicts. Also, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor, directors and officers are not prohibited from sponsoring, investing in or otherwise becoming involved with, any other blank check companies (including special purpose acquisition companies similar to our company), including in connection with their initial business combinations, prior to us completing our initial business combination. Potential investors should also be aware of the following potential conflicts of interest:

●	Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. See “Risk Factors—Risks Related to our Sponsor and Management Team and Their Respective Affiliates—Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.”
●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders, or any of our directors, officers or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Pursuant to a letter agreement that our initial stockholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our initial stockholders, directors and officers may directly or indirectly own our securities following our IPO, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and public shares held by them in favor of our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

If any of our directors or officers become aware of a business combination opportunity which is suitable for another entity to whom they owe fiduciary or contractual duties, he or she may need to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. See “Risk Factors—Risks Related to our Sponsor and Management Team and Their Respective Affiliates—Certain of our directors and officers are now, and all of them may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.” We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our initial stockholders, directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

Each of FVC and GFC manages several investments or investment vehicles. GFC and funds managed by FVC or their respective affiliates may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within FVC or GFC may be suitable for both us and for a current or future FVC fund or affiliates of GFC and may be directed to such investment vehicle rather than to us, subject to applicable fiduciary duties. Neither FVC nor GFC nor members of our management team who are also employed by FVC or GFC have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or managing directors of FVC or GFC. FVC, GFC and/or our management, in their capacities as officers or managing directors of FVC, GFC or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future FVC or GFC investment vehicles, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. In addition, Brady Dougan, who has served as our advisor since the pricing of our IPO, is currently serving as the CEO of Exos TFP Holdings LLC.

We may pursue an acquisition opportunity jointly with one or more entities affiliated with FVC, GFC and/or one or more investors in funds managed by FVC. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance (including the forward purchase shares) would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total shares of all shares of common stock issued and outstanding upon completion of our IPO plus all shares issued in the specified future issuance (including the forward purchase shares), unless the holders of a majority of the then-issued and outstanding Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof.

They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A common stockholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.    Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we are obligated to pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services (the Company incurred $20,000 pursuant to this agreement for the period ended December 31, 2021) and we are obligated to pay Fin VC, an affiliate of our sponsor, a total of  $112,500 per quarter for consulting, legal, accounting and diligence services (the Company incurred $337,500 pursuant to this agreement for the period ended December 31, 2021). Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;
●	each of our directors and officers; and
●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 30, 2022.

The post-offering ownership percentage column below assumes that there are 28,750,000 common stock issued and outstanding, of which 5,750,000 are Class B common stock and 23,000,000 are Class A common stock.

	Number of		Number of		Approximate
	Class A	Approximate	Class B	Approximate	Percentage
	Shares	Percentage	Shares	Percentage	of
Name and Address of Beneficial	Beneficially	of	Beneficially	of	Common
Owner(1)	Owned	Class	Owned	Class	Shares
5% or Greater Shareholders:
ExcelFin SPAC LLC(2)(3)	5,750,000	20.0%	5,750,000	100%	20.0%
Sculptor Capital, LP (4)	1,835,000	8.0%	—	—	8.0%
Directors and Officers
Jennifer Hill	—	—	—	—	—
Logan Allin	—	—	—	—	—
Ren Riley	—	—	—	—	—
Joe Ragan	—	—	—	—	—
Gary Meltzer	—	—	—	—	—
Neil Wolfson	—	—	—	—	—
Goh Lin Piao	—	—	—	—	—
Alka Gupta	—	—	—	—	—
Brady Dougan	—	—	—	—	—
All directors and officers as a group (nine individuals)	—	—	—	—	—
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 473 Jackson St., Suite 300, San Francisco, CA 94111.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such common stock will convert into Class A common stock on a one-for-one basis, subject to adjustment.
(3)	ExcelFin SPAC LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. The sponsor is managed by ExcelFin VC, LLC and Grand Fortune Capital, LLC. ExcelFin VC LLC is a wholly owned subsidiary of Fin Venture Capital Management LLC, and all investment and voting decisions of that entity are controlled by Fin Venture Capital Management LLC. Grand Fortune Capital (HK) Company Ltd. (“GFCHK”) controls Grand Fortune Capital, LLC (“GFC”) and is managed by a board of managers (“GFCHK Board”) consisting of three managers. Any action by GFC with respect to shares of Class B common stock held directly by the sponsor, including voting and dispositive decisions, requires at least a majority vote of the managers of the GFCHK Board. Each manager of the GFCHK Board disclaims beneficial ownership of the shares held by GFC.
(4)	Based on a Schedule 13G/A filed on February 14, 2022, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Common Stock reported are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the Common Stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Common Stock reported. SCU is the sole shareholder of SCHC, and, for purposes of this Schedule 13G, may be deemed a beneficial owner of the Common Stock reported herein.

In May 2021, each of our independent directors, Jennifer Hill, Gary Meltzer and Neil Wolfson, and each of our advisors, Alka Gupta and Brady Dougan, acquired an equity interest in our sponsor, which owns all of the outstanding founder shares. Consequently, these individuals may benefit (similarly to our sponsor) from any increase in value of the founder shares owned by our sponsor.

Immediately after our IPO, our initial stockholders beneficially own 20% of the issued and outstanding shares of common stock. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights, as described below. In order to extend the completion window from 18 to 21 months, our sponsor has the option to purchase 2,300,000 private placement warrants at any time following the closing of our IPO and prior to the consummation of our initial business combination at a purchase price of  $1.00 per private placement warrant. These warrants will have the same terms and conditions as the private placement warrants issued at the closing of our IPO.

TRANSFERS OF FOUNDER SHARES AND PRIVATE PLACEMENT WARRANTS

The founder shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial stockholders. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of  (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) transfers by private sales, transfers made in connection with any forward purchase agreement or in connection with consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property subsequent to our completion of our initial business combination; or (i) to a nominee or custodian of a person or entity to whom a disposition or transfer would be permissible under clauses (a) through (h) above, provided, however, that in the case of clauses (a) through (e) and (i) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

REGISTRATION RIGHTS

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of our Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

The forward purchase agreement also provides that the Sponsor Affiliates are entitled to certain registration rights with respect to their forward purchase units, including the Class A common stock underlying their forward purchase warrants

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

In March 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Our initial stockholders collectively own 20% of our issued and outstanding shares of common stock.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that closed simultaneously with the closing of our IPO. In order to extend the completion window from 18 to 21 months, our sponsor has the option to purchase 2,300,000 private placement warrants at any time following the closing of our IPO and prior to the consummation of our initial business combination at a purchase price of  $1.00 per private placement warrant. These warrants will have the same terms and conditions as the private placement warrants issued at the closing of our IPO. Each private placement warrant may be exercised for one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In May 2021, each of our independent directors, Jennifer Hill, Gary Meltzer and Neil Wolfson, and each of our advisors, Alka Gupta and Brady Dougan, acquired an equity interest in our sponsor, which owns all of the outstanding founder shares. Consequently, these individuals may benefit (similarly to our sponsor) from any increase in value of the founder shares owned by our sponsor.

As more fully discussed in “Management—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we will pay a total of  $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 18 months, an affiliate of our sponsor will be paid a total of  $180,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses. For the period ended December 31, 2021, the Company recorded $20,000 in fees related to this agreement.

We entered into a Financial Services Agreement pursuant to which we will pay Fin VC, an affiliate of our sponsor, a total of  $112,500 per quarter for consulting, legal, accounting and diligence services. Upon completion of our initial business combination or our liquidation, the Financial Services Agreement will terminate, and we will cease paying these quarterly fees upon the earlier of December 31, 2022 or completion of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services. The Company recorded a total of $337,500 pursuant to this agreement for the period ended December 31, 2021.

Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our IPO. During the period ended December 31, 2021, we borrowed $300,000 under such promissory note. The value of our sponsor’s interest in this loan transaction corresponds to the principal amount outstanding under any such loan. As of October 25, 2021, the promissory note was converted into a working capital loan, payable upon the earlier of the closing of a business combination or April 25, 2023. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loan but no proceeds held in the trust account would be used to repay the working capital loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

We entered into a forward purchase agreement with the Sponsor Affiliates, pursuant to which such affiliates committed that they will purchase from us up to 6,500,000 forward purchase units, consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee as well as customary closing conditions under the forward purchase agreement.

The forward purchase warrants will have the same terms as the private placement warrants and the forward purchase shares are identical to the shares of Class A common stock included in the units sold in our IPO, except that the forward purchase shares are subject to transfer restrictions and certain registration rights, as described herein. Any forward purchase warrant held by a holder other than the Sponsor Affiliates or their permitted transferees will have the same terms as the warrants included in the units sold in our IPO.

The forward purchase agreement also provides that the Sponsor Affiliates are entitled to certain registration rights with respect to their forward purchase units, including the Class A common stock underlying their forward purchase warrants

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Registration Rights.”

RELATED PARTY POLICY

We had not adopted a formal policy for the review, approval or ratification of related party transactions prior to the closing of our IPO. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the Code of Ethics was filed as an exhibit to the registration statement relating to our IPO.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to an affiliate of our sponsor of a total of $10,000 per month for office space, administrative and support services;
●	payment of Fin VC, an affiliate of our sponsor, fees of $112,500 per quarter for consulting, legal, accounting and diligence services;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of our IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14.    Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled $77,011. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:
1.	Financial Statements: See “Index to Financial Statements” at page F-1.
(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.2	Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4 herein).
4.4

Public Warrant Agreement, dated October 20, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

4.5

Private Warrant Agreement, dated October 20, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

4.6*	Description of Securities.
10.1

Promissory Note, dated March 15, 2021, by and between ExcelFin Acquisition Corp. as the maker and ExcelFin SPAC LLC as the payee (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).

10.2

Letter Agreement, dated October 20, 2021, among the Company, its officers and directors and ExcelFin SPAC LLC (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.3

Investment Management Trust Agreement, dated October 20, 2021, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.4

Registration Rights Agreement, dated October 20, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.5

Sponsor Warrants Purchase Agreement, dated October 20, 2021, between the Company and ExcelFin SPAC LLC (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.6

Form of Indemnification Agreement, dated October 20, 2021, between the Registrant and each director and officer of the Registrant (incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.7

Forward Purchase Agreement, dated October 20, 2021, between the Company and Fin VC Constellation, LLC and Grand Fortune Capital LLC (incorporated by reference to the Exhibit 10.7 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.8

Financial Services Agreement, dated October 20, 2021, between the Company and ExcelFin SPAC LLC (incorporated by reference to the Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.9

Administrative Services Agreement, dated October 20, 2021, between the Company and ExcelFin SPAC LLC (incorporated by reference to the Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).

10.10

Securities Subscription Agreement, dated March 15, 2021, between the Company and ExcelFin SPAC LLC (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).

10.11*	Amendment to Financial Services Agreement, dated March 29, 2022, between the Company and ExcelFin SPAC LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

Item 16.    Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 30th day of March, 2022.

EXCELFIN ACQUISITION CORP.

By:	/s/ Logan Allin
Name: Logan Allin
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Logan Allin Logan Allin	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022

/s/ Joe Ragan Joe Ragan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022

/s/ Jennifer Hill Jennifer Hill	Chairman of the Board of Directors	March 30, 2022

/s/ Gary Meltzer Gary Meltzer	Director	March 30, 2022

/s/ Neil Wolfson Neil Wolfson	Director	March 30, 2022

/s/ Goh Lin Piao Goh Lin Piao	Director	March 30, 2022

/s/ Alka Gupta Alka Gupta	Director	March 30, 2022

/s/ Brady Dougan Brady Dougan	Director	March 30, 2022

EXCELFIN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ExcelFin

Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Excelfin Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 30, 2022

EXCELFIN ACQUISITION CORP.

BALANCE SHEET

As of December 31, 2021

ASSETS
Current Assets:
Cash	$896,517
Prepaid expenses	569,788
Total Current Assets	1,466,305

Investments held in Trust Account	234,609,686

Non-current prepaid expenses	457,974
Total Assets	$236,533,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$212,349
Accrued offering costs	415,907
Due to related party	81,058
Working capital loan - Sponsor	300,000
Total Current Liabilities	1,009,314

Deferred underwriting commission	8,050,000

Total Liabilities	9,059,314

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value of $10.20 per share)	234,600,000
Stockholders’ deficit:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(7,125,924)
Total Stockholders’ Deficit	(7,125,349)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,533,965

The accompanying notes are an integral part of the financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period
March 15, 2021
(Inception)
Through
December 31,
2021
EXPENSES
Financial services and administrative fee - related party	$357,500
General and administrative	349,157
TOTAL EXPENSES	706,657

OTHER INCOME
Income earned on investments held in Trust Account	9,686
TOTAL OTHER INCOME	9,686
Net loss	$(696,971)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	5,295,533
Basic and diluted net loss per share of Class A common stock	$(0.07)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,172,680
Basic and diluted net loss per share of Class B common stock	$(0.07)

The accompanying notes are an integral part of the financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD MARCH 15, 2021 (INCEPTION) THROUGH December 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Remeasurement of Class A common stock to redemption value	—	—	(24,425)	(6,428,953)	(6,453,378)

Net loss	—	—	—	(696,971)	(696,971)
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

The accompanying notes are an integral part of the financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the
period March 15,
2021 (Inception)
Through
December 31
2021
Cash Flows From Operating Activities:
Net loss	$(696,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related party	245,150
Investment income earned on investment held in Trust Account	(9,686)
Changes in operating assets and liabilities:
Prepaid expenses	(1,027,762)
Accounts payable and accrued expenses	212,349
Net Cash Used In Operating Activities	(1,276,920)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(234,600,000)
Net Cash Used In Investing Activities	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	225,400,000
Proceeds from sale of Private Placement Warrants	11,700,000
Payment of offering costs	(326,563)
Net Cash Provided By Financing Activities	236,773,437

Net change in cash	896,517
Cash at beginning of period	—
Cash at end of period	$896,517

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$8,050,000
Offering costs paid by stockholder receivable	$25,000
Offering costs paid by related party	$135,908
Related party advances paid by Sponsor under promissory note	$300,000
Offering costs included in accrued offering costs	$415,907
Initial value of Class A Ordinary Shares subject to possible redemption	$211,637,337
Class A Ordinary Shares remeasurement adjustment	$6,428,953

The accompanying notes are an integral part of this financial statement.

ExcelFin Acquisition Corp.

Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

ExcelFin Acquisition Corp. (the “Company”) was incorporated in Delaware on March 15, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2021. On October 25, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 11,700,000 warrants (the “Private Placement Warrants”) to ExcelFin SPAC LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $11,700,000.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $896,517 was held outside of the Trust Account on December 31, 2021 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by April 25, 2023.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering by April 25, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Management’s Plan

At December 31, 2021, the Company had cash of $896,517 and working capital of $456,991.

The Company’s liquidity needs up to December 31, 2021 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $300,000 under an unsecured and noninterest bearing promissory note – related party, converted to a Working Capital Loan due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments held in Trust Account

At December 31, 2021, the Company had approximately $234.6 million in investments held in the Trust Account.

Offering Costs associated with an Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $876,465 consisted principally of costs incurred in connection with preparation for the Initial Public Offering such as professional fees and listing and filing fees. These offering costs, together with the underwriter fees of $12,650,000, were allocated between temporary equity and the Public Warrants in a relative fair value method upon completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A common stock	(13,180,210)
Proceeds allocated to Public Warrants	(5,182,453)
(18,362,663)

Plus:
Remeasurement adjustment of carrying value to redemption value	22,962,663
Class A common stock subject to possible redemption	$234,600,000

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented. The warrants are exercisable to purchase shares of 11,500,000 Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from March 15,
	2021 (inception)
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$(352,575)	$(344,396)
Denominator:
Basic and diluted weighted average shares outstanding	5,295,533	5,172,680

Basic and diluted net loss per share of common stock	$(0.07)	$(0.07)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one-half of redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 11,700,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $11,700,000.

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last sale reported price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property.

In May 2021, each of our independent directors and advisors acquired an equity interest in our sponsor, which owns all of the founder shares. The founder shares are subject to lockup restrictions and will become worthless unless the Company completes a business combination prior to the time the Company is obligated to redeem all of the outstanding Class A common stock. The aggregate fair value of the equity interests in our sponsor transferred to the independent directors and advisors at the date of such transfer was estimated to be $171,000, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the initial public offering, the probability of successfully completing a business combination, marketability and various other factors.

Promissory Note - Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021 this related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of December 31, 2021, the outstanding balance was $300,000.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended December 31, 2021, the Company recorded $20,000 for services under the administrative services agreement. As of December 31, 2021, $20,000 was outstanding and is included in due to related party on the accompanying balance sheet related to the administrative services agreement and an additional $61,058 due to related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity.

Financial Services Agreement — Related Party

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services. As of December 31, 2021, $337,500 has been incurred and paid to Fin VC for these services. As of December 31, 2021, no balance was due to the Sponsor.

Forward Purchase Agreements

Two affiliates of the Sponsor (the “Sponsor Affiliates”) have agreed to purchase up to 6,500,000 units, each consisting of one share of Class A common stock and one-third of a warrant, for an aggregate purchase price of up to $65,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each affiliate’s commitment under the forward purchase agreement will be subject to approval of its investment committee as well as customary closing conditions under the forward purchase agreement.

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

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor has deposited $9,200,000 into the trust account.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants-Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

➢	in whole and not in part;
➢	at a price of $0.01 per Public Warrant;
➢	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
➢	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above.

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

NOTE 8 —  FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1—quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3—unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2021:

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$234,609,686

NOTE 8 —INCOME TAXES

The Company’s net deferred tax assets as of December 31, 2021 is as follows:

December 31, 2021
Deferred tax assets:
Net operating losses	$31,451
Startup/organizational costs	114,913
Total deferred tax assets	146,364

Valuation Allowance	(146,364)

Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company had $149,766 of U.S. federal net operating loss (‘NOL”) carryovers available to offset future taxable income. The Federal NOLs can be carried forward indefinitely.

Below is breakdown of the income tax provision for the period from March 15, 2021 (inception) through December 31, 2021.

For the Period From
March 15, 2021 (Inception)
Through December 31,
2021
Federal
Current	$—
Deferred	(146,364)
State and local
Current	—
Deferred	—
Change in valuation allowance	146,364
Income tax provision	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $146,364.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period from March 15, 2021 (inception) through December 31, 2021 is as follows:

For the Period From
February 9, 2021 (Inception)
Through December 31,
2021
U.S. federal statutory rate	21.0%
Valuation allowance	(21.0)%
Income tax provision	—%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open.

NOTE 9 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. On March 29, 2022, the Company and Fin VC amended the Financial Services Agreement to provide: (1) that payments to Fin VC would cease at the earlier of December 31, 2022 or the closing of the Business Combination, (2) that the quarterly payment would be $112,500 instead of $112,000, and (3) payments would be made thereunder starting March 15, 2021 instead upon the closing of the IPO. Based upon this review, other than the amendment provided above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.