Form 10-Q
period 2022-03-31
ExcelFin Acquisition Corp.
filed 2022-05-13
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 12, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of December 31, 2021 and March 31, 2022 (unaudited)	1

	Statements of Operations for the three months ended March 31, 2022 and for the period from March 15, 2021 (inception) through March 31, 2021 (unaudited)	2

	Statements of Changes in Stockholder’s (Deficit) Equity for the three months ended March 31, 2022 and for the period from March 15, 2021 (inception) through March 31, 2022 (unaudited)	3

	Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 15, 2021 (inception) through March 31, 2022 (unaudited)	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$496,980	$896,517
Prepaid expenses	569,788	569,788
Total Current Assets	1,066,768	1,466,305

Investments held in the Trust Account	234,640,150	234,609,686

Non-current prepaid assets	315,527	457,974
Total Assets	$236,022,445	$236,533,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$137,144	$212,349
Accrued offering costs	415,907	415,907
Due to related party	111,058	81,058
Working capital loan - Sponsor	300,000	300,000
Total Current Liabilities	964,109	1,009,314

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	9,014,109	9,059,314

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value of $10.20 per share)	234,600,000	234,600,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of March 31, 2022 and December 31, 2021, respectively (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,592,239)	(7,125,924)
Total Stockholders’ Deficit	(7,591,664)	(7,125,349)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,022,445	$236,533,965

The accompanying notes are an integral part of these unaudited financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period
		From
		March 15, 2021
	For the Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
EXPENSES
Financial services and administrative fee - related party	$142,500	$—
General and administrative	354,279	5,000
TOTAL EXPENSES	496,779	5,000

OTHER INCOME
Income earned on investments held in Trust Account	30,464	—
TOTAL OTHER INCOME	30,464	—

Net loss	$(466,315)	$(5,000)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	—
Basic and diluted net loss per share of Class A common stock	$(0.02)	$(0.00)

Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)	5,750,000	5,000,000
Basic and diluted net loss per share of Class B common stock	$(0.02)	$(0.00)
(1)

Weighted average Class B shares as of March 31, 2021 excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (EQUITY)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

Net loss	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	$575	$—	$(7,592,239)	$(7,591,664)

FOR THE PERIOD MARCH 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(5,000)	(5,000)
Balance as of March 31, 2021	5,750,000	$575	$—	$(5,000)	$20,000
(1)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March
	For the Three	15, 2021
	Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(466,315)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related parties	30,000	5,000
Investment income earned on treasury securities held in Trust Account	(30,464)	—
Changes in operating assets and liabilities:
Prepaid expenses	142,447	—
Accounts payable and accrued expenses	(75,205)	—
Net Cash Used In Operating Activities	(399,537)	—

Net change in cash	(399,537)	—
Cash at beginning of year	896,517	—
Cash at end of year	$496,980	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$125,768
Deferred offering costs paid by stockholder receivable	$—	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $496,980 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by April 25, 2023.

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

Going Concern and Management’s Plan

At March 31, 2022, the Company had cash of $496,980 and working capital of $102,659.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. While the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete its Business Combination because the Company does not have sufficient funds available, it will be forced to cease operations and liquidate the trust account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statement. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had approximately $234.6 million in investments held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company did not record a remeasurement adjustment during the period ended March 31, 2022. At December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

December 31,
2021
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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

		For the Period From
		March 15, 2021
	Three Months Ended	(inception)
	March 31,	Through March 31,
	2022	2021

Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(373,052)	—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net loss per share, Class A Common Stock	$(0.02)	—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(93,263)	(5,000)
Denominator: Basic and diluted weighted average shares outstanding (1)	5,750,000	5,000,000
Basic and diluted net loss per share, Class B Common Stock	$(0.02)	(0.00)
(1)	Weighted average Class B shares as of March 31, 2021 excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

In May 2021, each of our independent directors and advisors acquired an equity interest in our sponsor, which owns all of the founder shares. The founder shares are subject to lockup restrictions and will become worthless unless the Company completes a business combination prior to the time the Company is obligated to redeem all of the outstanding Class A common stock. The aggregate fair value of the equity interests in our sponsor transferred to the independent directors and advisors at the date of such transfer was estimated to be $171,000, which was calculated using a valuation model that takes into account various assumptions such as the probability of successfully completing the initial public offering, the probability of successfully completing a business combination, marketability and various other factors. Since the equity interests in the sponsor transferred to each of the independent directors and advisors will be worthless unless a business combination is consummated, compensation expense will not be recognized regarding this issuance until consummation of the business combination.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021 this related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023.  As of March 31, 2022 and December 31, 2021, the outstanding balance was $300,000.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $30,000 for services under the administrative services agreement. During the period from March 15, 2021 (inception) through March 31, 2021, the Company did not record any amounts for services under the administrative services agreement. As of March 31, 2022 and December 31, 2021, $50,000 and $20,000, respectively, was outstanding and is included in due to related party on the accompanying balance sheets related to the administrative services agreement and an additional $61,058 due to related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of March 31, 2022 and December 31, 2021, the total outstanding amounts due to the related party was $111,058 and $81,058, respectively.

Financial Services Agreement — Related Party

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services. During the three months ended March 31, 2022, $112,500 has been incurred and paid to Fin VC for these services. As of March 31, 2022 and December 31, 2021, no balance was due to Fin VC.

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

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor purchased, 11,700,000 private placement warrants upon the closing of our initial public offering for a purchase price of $11,700,000, of which $9,200,000 was deposited into the trust account.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2022 and December 31, 2021:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$234,640,150	$234,609,686

NOTE 9 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2022, we had a net loss of $466,315 which consists of operating expenses of $496,779 offset by interest income on marketable securities held in trust account of $30,464. For the period from March 15, 2021 (inception) through March 31, 2021, we had a net loss of $5,000, which consists of formation costs of $5,000.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

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

As of March 31, 2022, we had cash and marketable securities held in the trust account of $234,640,150. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following our IPO, divided by (2) our total issued shares of common stock following our IPO, multiplied by (3) the number of our authorized shares following our IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2022, cash used in operating activities was $399,537. The net loss of $466,315 was affected by interest earned on investments held in the trust account of $30,464 and changes in operating assets and liabilities provided $67,242 of cash for operating activities.

As of March 31, 2022, we have available to us $496,980 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. While the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We do not believe we will need to raise additional funds following our IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period.

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

As of March 31, 2022, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

Critical Accounting estimates and policies

The preparation of unaudited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our unaudited financial statements is the estimated fair value of our assets and liabilities. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Net loss per share

Net loss per share is computed by dividing net income by the weighted average number of shares of common stock during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted net loss per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 11,500,000 Class A common stock in the aggregate.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELFIN ACQUISITION CORP.

Date: May 12, 2022	/s/ Logan Allin
	Name:	Logan Allin
	Title:	Chief Executive Officer