Form 10-Q
period 2022-06-30
ExcelFin Acquisition Corp.
filed 2022-08-15
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, and for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, and for the period from March 15, 2021 (inception) through June 30, 2021 (unaudited)	4

	Condensed Statements of Changes in Stockholder’s deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 15, 2021 (inception) through June 30, 2022 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 15, 2021 (inception) through June 30, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$385,398	$896,517
Prepaid expenses	569,788	569,788
Total Current Assets	955,186	1,466,305

Investments held in the Trust Account	234,760,296	234,609,686

Non-current prepaid assets	173,081	457,974
Total Assets	$235,888,563	$236,533,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$139,886	$212,349
Accrued offering costs	253,558	415,907
Due to related parties	141,058	81,058
Working capital loan - Sponsor	300,000	300,000
Total Current Liabilities	1,109,351	1,009,314

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	9,159,351	9,059,314

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value of $10.20 per share)	234,600,000	234,600,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of June 30, 2022 and December 31, 2021, respectively (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,871,363)	(7,125,924)
Total Stockholders’ Deficit	(7,870,788)	(7,125,349)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,888,563	$236,533,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period
				March 15, 2021
	For the Three Months		For the Six Months	(Inception)
	Ended		Ended	Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
EXPENSES
Financial services and administrative fee - related party	$142,500	$—	$285,000	$—
Franchise tax	49,863	—	102,379	—
General and administrative	206,907	112,620	508,670	117,620
TOTAL EXPENSES	399,270	112,620	896,049	117,620

OTHER INCOME
Income earned on Investments held in Trust Account	120,146	—	150,610	—
TOTAL OTHER INCOME	120,146	—	150,610	—

Net loss	$(279,124)	$(112,620)	$(745,439)	$(117,620)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net loss per share of Class A common stock	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net loss per share of Class B common stock	$(0.01)	$(0.02)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

Net loss	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	575	$—	(7,592,239)	(7,591,664)
Net loss	—	—	—	(279,124)	(279,124)
Balance as of June 30, 2022	5,750,000	$575	$—	$(7,871,363)	$(7,871,363)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD MARCH 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(5,000)	(5,000)
Balance as of March 31, 2021	5,750,000	575	$24,425	(5,000)	20,000

Net loss	—	—	—	(112,620)	(112,620)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(117,620)	$(92,620)
(1)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March
	For the Six	15, 2021
	Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(745,439)	$(117,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related parties	172,500	5,000
Formation and operating costs paid by Sponsor under promissory note	—	112,620
Investment income earned on treasury securities held in Trust Account	(150,610)	—
Changes in operating assets and liabilities:
Prepaid expenses	284,893	—
Accounts payable and accrued expenses	(72,463)	—
Net Cash Used In Operating Activities	(511,119)	—

Net change in cash	(511,119)	—
Cash at beginning of year	896,517	—
Cash at end of year	$385,398	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$325,443
Deferred offering costs paid by stockholder receivable	$—	$25,000
Deferred offering costs paid by Sponsor under promissory note	$—	$78,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $385,398 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by April 25, 2023.

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

Going Concern and Management’s Plan

At June 30, 2022, the Company had cash of $385,398 and working capital deficit of $154,165.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had approximately $234.7 million and $234.6 million in investments held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 is presented as temporary equity, outside of the stockholders equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A common stock	(13,180,210)
Proceeds allocated to Public Warrants	(5,182,453)
(18,362,663)

Plus:
Remeasurement adjustment of carrying value to redemption value	22,962,663
Class A common stock subject to possible redemption	$234,600,000

The Company did not record a remeasurement adjustment during the three and six months ended June 30, 2022.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three months Ended	Three months ended
	June 30,	June 30,
	2022	2021
Class A Common Stock
Numerator: Loss allocable to Class A common stock	$(223,299)	—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net loss per share, Class A Common Stock	$(0.01)	$—

Class B Common Stock
Numerator: Loss allocable to Class B common stock	$(55,825)	$(112,620)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net loss per share, Class B Common Stock	$(0.01)	$(0.02)

		For the Period From
		March 15, 2021
	Six Months Ended	(inception)
	June 30,	Through June 30,
	2022	2021
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(596,351)	—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net loss per share, Class A Common Stock	$(0.03)	$—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(149,088)	(117,620)
Denominator: Basic and diluted weighted average shares outstanding (1)	5,750,000	5,000,000
Basic and diluted net loss per share, Class B Common Stock	$(0.03)	$(0.02)

(1)	Weighted average Class B shares as of June 30, 2021 excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021 this related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of June 30, 2022 and December 31, 2021, the outstanding balance was $300,000.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000 for services under the administrative services agreement. During the period from March 15, 2021 (inception) through June 30, 2021, the Company did not record any amounts for services under the administrative services agreement. As of June 30, 2022 and December 31, 2021, $80,000 and $20,000, respectively, was outstanding and is included in due to related parties on the accompanying condensed balance sheets related to the administrative services agreement and an additional $61,058 due to related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of June 30, 2022 and December 31, 2021, the total outstanding amounts due to the related party was $141,058 and $81,058, respectively.

Financial Services Agreement — Related Party

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services. During the three and six months ended June 30, 2022, $112,500 and $225,000 has been incurred and paid to Fin VC for these services. As of June 30, 2022 and December 31, 2021, there was $112,500 and $0 due to Fin VC and is included in due to related parties on the accompanying condensed balance sheets.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2022 and December 31, 2021:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$234,760,296	$234,609,686

NOTE 9 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2022, we had a net loss of $279,124 which consists of operating expenses of $399,270 offset by interest income on marketable securities held in trust account of $120,146. For the three months ended June 30, 2021, we had a net loss of $112,620, which consists of formation costs.

For the six months ended June 30, 2022, we had a net loss of $745,439 which consists of operating expenses of $896,049 offset by interest income on marketable securities held in trust account of $150,610. For the period from March 15, 2021 (inception) through June 30, 2021, we had a net loss of $117,620, which consists of formation costs.

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

As of June 30, 2022, we had cash and marketable securities held in the trust account of $234,760,296. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following our IPO, divided by (2) our total issued shares of common stock following our IPO, multiplied by (3) the number of our authorized shares following our IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2022, cash used in operating activities was $511,119. The net loss of $745,439 was affected by interest earned on investments held in the trust account of $150,610 operating costs paid by related parties of $172,500 and changes in operating assets and liabilities provided $284,930 of cash for operating activities.

For the period from March 15, 2021 (inception) through June 30, 2022, cash used in operating activities was $0. The net loss of $117,620 was affected by operating costs paid by related parties of $112,620 and changes in operating assets and liabilities provided $5,000 of cash for operating activities.

As of June 30, 2022, we have available to us $385,398 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

Critical Accounting estimates and policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our unaudited condensed financial statements is the estimated fair value of our assets and liabilities. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXCELFIN ACQUISITION CORP.

Date: August 15, 2022	/s/ Logan Allin
	Name:	Logan Allin
	Title:	Chief Executive Officer