Form 10-Q/A
period 2022-06-30
ExcelFin Acquisition Corp.
filed 2022-09-01
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 31, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

ExcelFin Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”, the “Amendment” or this “Form 10-Q/A”), to amend our Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Q1 Form 10-Q”).

Restatement Background

Following the August 15, 2022 filing of the Company’s financial statements as of June 30, 2022, management identified certain clerical errors included in the EDGAR version of the financial statements included in the Q2 Form 10-Q. These clerical errors in accrued offering costs and due to related parties balances on the condensed balance sheet as of June 30, 2022 resulted in the restatement of the previously issued financial statements.

The restatement does not have an impact on the Company’s cash position and investments held in the trust account (the “Trust Account”) established in connection with the initial public offering.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the unaudited condensed financial statements included herein.

Internal Control and Disclosure Controls Considerations

Following the conclusion that clerical errors were contained in the Q2 Form 10-Q and that the Company should be restate their Accrued offering costs and Due to related parties balances, the Company’s management has concluded that, due to the events that led to this Amendment, a material weakness existed related to EDGAR document preparation and ineffective review controls over that process, and the Company’s disclosure controls and procedures were not effective.

The material weakness is more fully described in Item 4: Controls and Procedures, contained herein.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Q2 Form 10-Q, as amended to reflect the restatement in connection with the correction of clerical errors. No attempt has been made in this Amendment to update other disclosures presented in the Q2 Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I - Item 1. Financial Statements.
●	Part I - Item 4. Controls and Procedures.
●	Part II – Item 1A. Risk Factors
●	Part II - Item 6. Exhibits.

This Amendment replaces the Form 10-Q filed with the SEC on August 15, 2022.

The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

EXCELFIN ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2022

		Page

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of June 30, 2022 (unaudited) (as restated) and December 31, 2021	4

	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, and for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, and for the period from March 15, 2021 (inception) through June 30, 2021 (unaudited)	5

	Condensed Statements of Changes in Stockholder’s deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 15, 2021 (inception) through June 30, 2022 (unaudited)	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 15, 2021 (inception) through June 30, 2021 (unaudited)	7

	Notes to Unaudited Condensed Financial Statements (as restated)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS (as restated)

	June 30,	December 31,
	2022	2021
	(unaudited)
	(as restated)
ASSETS
Current Assets:
Cash	$385,398	$896,517
Prepaid expenses	569,788	569,788
Total Current Assets	955,186	1,466,305

Investments held in the Trust Account	234,760,296	234,609,686

Non-current prepaid assets	173,081	457,974
Total Assets	$235,888,563	$236,533,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$139,886	$212,349
Accrued offering costs	415,907	415,907
Due to related parties	253,558	81,058
Working capital loan - Sponsor	300,000	300,000
Total Current Liabilities	1,109,351	1,009,314

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	9,159,351	9,059,314

COMMITMENTS AND CONTINGENCIES (Note 7)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value of $10.20 per share)	234,600,000	234,600,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of June 30, 2022 and December 31, 2021, respectively (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,871,363)	(7,125,924)
Total Stockholders’ Deficit	(7,870,788)	(7,125,349)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,888,563	$236,533,965

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

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

Net loss	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	575	$—	(7,592,239)	(7,591,664)
Net loss	—	—	—	(279,124)	(279,124)
Balance as of June 30, 2022	5,750,000	$575	$—	$(7,871,363)	$(7,870,788)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD MARCH 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(5,000)	(5,000)
Balance as of March 31, 2021	5,750,000	575	$24,425	(5,000)	20,000

Net loss	—	—	—	(112,620)	(112,620)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(117,620)	$(92,620)
(1)	Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

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

ExcelFin Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (As Restated)

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2021. On October 25, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 4.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $385,398 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 7, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by April 25, 2023.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Following the filing of the Company’s Form 10-Q containing its unaudited condensed financial statements as of June 30, 2022, management identified clerical errors in its unaudited condensed balance sheet as of June 30, 2022 and in its unaudited condensed statements of changes in stockholders’ deficit for the three and six month periods ended June 30, 2022.

The impact of the restatement on the Company’s unaudited condensed financial statements is reflected in the following tables:

	As of June 30, 2022
	As Previously
Unaudited Condensed Balance Sheet	Reported	Adjustment	As Restated
Accrued offering costs	$253,558	$162,349	$415,907
Due to related parties	141,058	112,500	253,558

	For the three and six month periods ended June 30, 2022
	As Previously
Unaudited Condensed Statements of Changes in Stockholders’ Deficit	Reported	Adjustment	As Revised
Balance as of June 30, 2022	$(7,871,363)	$575	$(7,870,788)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

NOTE 10 — SUBSEQUENT EVENTS

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

For the six months ended June 30, 2022, cash used in operating activities was $511,119. The net loss of $745,439 was affected by interest earned on investments held in the trust account of $150,610 operating costs paid by related parties of $172,500 and changes in operating assets and liabilities provided $212,430 of cash for operating activities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our financial statements filed with the SEC. These errors have been remedied in the current accompanying condensed financial statements and are now appropriately restated. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to EDGAR document preparation and ineffective review controls over that process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2022 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, we plan to enhance our processes to reconcile changes to our EDGAR documents to corresponding changes being made to our financial statements in their process of finalization and review. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

We have restated our unaudited condensed financial statements as of June 30, 2022 by filing this Form 10-Q/A filed with the SEC on August 31, 2022. As a result of a material weakness that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to clerical errors, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q/A has been formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELFIN ACQUISITION CORP.

Date: August 31, 2022	/s/ Logan Allin
	Name:	Logan Allin
	Title:	Chief Executive Officer