Form 10-Q
period 2022-09-30
ExcelFin Acquisition Corp.
filed 2022-11-14
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and for the period from March 15, 2021 (inception) through September 30, 2021 (unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from March 15, 2021 (inception) through September 30, 2022 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 15, 2021 (inception) through September 30, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$332,193	$896,517
Prepaid expenses	569,788	569,788
Total Current Assets	901,981	1,466,305

Investments held in the Trust Account	235,838,935	234,609,686

Non-current prepaid expenses	30,634	457,974
Total Assets	$236,771,550	$236,533,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$475,836	$212,349
Accrued offering costs	415,907	415,907
Due to related parties	396,058	81,058
Working capital loan - Sponsor	300,000	300,000
Total Current Liabilities	1,587,801	1,009,314

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	9,637,801	9,059,314

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value)	235,278,587	234,600,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of September 30, 2022 and December 31, 2021, respectively (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 20,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,145,413)	(7,125,924)
Total Stockholders’ Deficit	(8,144,838)	(7,125,349)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,771,550	$236,533,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period
				March 15, 2021
	For the Three Months		For the Nine months	(Inception)
	Ended		Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
EXPENSES
Financial services and administrative fee - related party	$142,500	$—	$427,500	$—
Franchise tax	50,411	—	152,790	—
General and administrative	280,296	112,530	788,966	230,150
TOTAL EXPENSES	473,207	112,530	1,369,256	230,150

OTHER INCOME
Income earned on Investments held in Trust Account	1,078,640	—	1,229,250	—
TOTAL OTHER INCOME	1,078,640	—	1,229,250	—

Net income (loss) before provision for income taxes	605,433	(112,530)	(140,006)	(230,150)

Provision for income taxes	(200,896)	—	(200,896)	—

Net income (loss)	$404,537	$(112,530)	$(340,902)	$(230,150)
Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net income (loss) per share of Class A common stock	$0.01	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share of Class B common stock	$0.01	$(0.02)	$(0.01)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

Net loss	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	575	—	(7,592,239)	(7,591,664)
Net loss	—	—	—	(279,124)	(279,124)
Balance as of June 30, 2022	5,750,000	575	—	(7,871,363)	(7,870,788)
Current period remeasurement to redemption value	—	—	—	(678,587)	(678,587)
Net income	—	—	—	404,537	404,537
Balance as of September 30, 2022	5,750,000	$575	$—	$(8,145,413)	$(8,144,838)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD MARCH 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,000)	(5,000)
Balance as of March 31, 2021	5,750,000	575	$24,425	(5,000)	20,000
Net loss	—	—	—	(112,620)	(112,620)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(117,620)	$(92,620)
Net loss	—	—	—	(112,530)	(112,530)
Balance as of September 30, 2021	5,750,000	$575	$24,425	$(230,150)	$(205,150)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March
	For the Nine	15, 2021
	Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(340,902)	$(230,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related parties	315,000	5,000
Income earned on Investments held in Trust Account	(1,229,250)	—
Changes in operating assets and liabilities:
Prepaid expenses	427,340	—
Accounts payable and accrued expenses	263,488	—
Net Cash Used In Operating Activities	(564,324)	(225,150)

Cash Flows From Financing Activities:
Proceeds from Sponsor note	—	225,150
Net Cash Provided From Financing Activities	—	225,150
Net change in cash	(564,324)	—
Cash at beginning of period	896,517	—
Cash at end of period	$332,193	$—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$285,000
Deferred offering costs paid by stockholder receivable	$—	$25,000
Deferred offering costs paid by Sponsor under promissory note	$—	$74,850
Current period remeasurement to redemption value	$678,587	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $332,193 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by April 25, 2023.

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

Going Concern and Management’s Plan

At September 30, 2022, the Company had cash of $332,193 and working capital deficit of $685,820.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had approximately $235.8 million and $234.6 million in investments held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $235,278,587 and $234,600,000 is presented as temporary equity, outside of the stockholders equity section of the Company’s condensed balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A common stock	(13,180,210)
Proceeds allocated to Public Warrants	(5,182,453)
(18,362,663)

Plus:
Initial remeasurement adjustment of carrying value to redemption value	22,962,663
Class A common stock subject to possible redemption – December 31, 2021	234,600,000
Remeasurement adjustment of carrying value to redemption value	678,587
Class A common stock subject to possible redemption – September 20, 2022	$235,278,587

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings and losses per share of common stock is the same as basic earnings and losses per share of common stock for the periods presented. The warrants are exercisable to purchase shares of 11,500,000 Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Class A Common Stock
Numerator: Income allocable to Class A common stock	$323,630	—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net income per share, Class A Common Stock	$0.01	$—

Class B Common Stock
Numerator: Income (loss) allocable to Class B common stock	$80,907	$(112,530)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.01	$(0.02)

		For the Period From
		March 15, 2021
	Nine Months Ended	(inception)
	September 30,	Through September 30,
	2022	2021
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(272,722)	—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net loss per share, Class A Common Stock	$(0.01)	$—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(68,180)	(230,150)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net loss per share, Class B Common Stock	$(0.01)	$(0.05)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 33.18% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (143.49)% and 0.00% for the nine months ended September 30, 2022 and for the period March 15, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in the fair value of the over-allotment liabilities and the valuation allowance on the deferred tax assets.

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The Company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. The Company does not expect a material impact on the Company’s financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021, the related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of September 30, 2022 and December 31, 2021, the outstanding balance was $300,000.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000 for services under the administrative services agreement. During the period from March 15, 2021 (inception) through September 30, 2021, the Company did not record any amounts for services under the administrative services agreement. As of September 30, 2022 and December 31, 2021, $110,000 and $20,000, respectively, was outstanding and is included in due to related parties on the accompanying condensed balance sheets related to the administrative services agreement and an additional $61,058 due to related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of September 30, 2022 and December 31, 2021, the total outstanding amounts due to the related party was $171,058 and $81,058, respectively.

Financial Services Agreement — Related Party

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and the Company will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $900,000 for consulting, legal, accounting and diligence services. During the three months ended September 30, 2022, $112,500 and $0 has been incurred and paid to Fin VC for these services, respectively. During the nine months ended September 30, 2022, $337,500 and $112,500 has been incurred and paid to Fin VC for these services, respectively. As of September 30, 2022 and December 31, 2021, there was $225,000 and $0 due to Fin VC and is included in due to related parties on the accompanying condensed balance sheets.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

On October 25, 2021, the underwriters exercised the over-allotment option in full to purchase 3,000,000 Public Units. As a result, 750,000 founder shares are no longer subject to forfeiture. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, the Company may enter into a stockholders’ agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2022 and December 31, 2021:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$235,838,935	$234,609,686

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended September 30, 2022, we had net income of $404,537 which consists of operating expenses of $473,207 offset by interest income on marketable securities held in trust account of $1,078,640. In addition, the Company recorded an income tax provision of $200,896.

For the three months ended September 30, 2021, we had a net loss of $112,530, which consists of formation costs.

For the nine months ended September 30, 2022, we had a net loss of $340,902 which consists of operating expenses of $1,369,256 offset by interest income on marketable securities held in trust account of $1,229,250. In addition, the Company recorded an income tax provision of $200,896.

For the period from March 15, 2021 (inception) through September 30, 2021, we had a net loss of $230,150, which consists of formation costs.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of September 30, 2022, we had cash of $332,193 held outside of the trust account. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering.

As of September 30, 2022, we had cash and marketable securities held in the trust account of $235,838,935. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following our IPO, divided by (2) our total issued shares of common stock following our IPO, multiplied by (3) the number of our authorized shares following our IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2022, cash used in operating activities was $564,324. The net loss of $340,902 was affected by interest earned on investments held in the trust account of $1,229,250, operating costs paid by related parties of $315,000 and changes in operating assets and liabilities provided $690,828 of cash for operating activities.

For the period from March 15, 2021 (inception) through September 30, 2021, the net change in cash was $-0-. For the period from March 15, 2021 (inception) through September 30, 2021, cash used in operating activities was $225,150. For the period from March 15, 2021 (inception) through September 30, 2021, cash provided by financing activities was $225,150.

As of September 30, 2022, we have available to us $332,193 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $900,000 for consulting, legal, accounting and diligence services.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of September 30, 2022 and December 31, 2021, there was $300,000 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption in the amount of $235,278,587 and $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted net income (loss) per share of common stock is the same as basic earnings per share of common stock for the periods presented. The warrants are exercisable to purchase 11,500,000 Class A common stock in the aggregate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our financial statements filed with the SEC. These errors were remedied by restating the June 30, 2022 Form 10-Q. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to EDGAR document preparation and ineffective review controls over that process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, we have enhanced our processes to reconcile changes to our EDGAR documents to corresponding changes being made to our financial statements in their process of finalization and review. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on certain share buybacks by public corporations that would be imposed on such corporations. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.

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

EXCELFIN ACQUISITION CORP.

Date: November 14, 2022	/s/ Logan Allin
	Name:	Logan Allin
	Title:	Chief Executive Officer