Form 10-K
period 2022-12-31
ExcelFin Acquisition Corp.
filed 2023-03-30
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $228,850,000.

As of March 29, 2023, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to an acquisition opportunity pursued jointly with one or more entities affiliated with FVC or GFC and/or one or more investors in funds managed by FVC;
●	“common stock” are to our Class A common stock and our Class B common stock;
●	“completion window” is the period following the completion of our IPO at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 18 months from the closing of our IPO (April 23, 2023), unless it is extended in one of two ways: (i) our sponsor can extend the time period to complete an initial business combination by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of our IPO (July 25, 2023)) by purchasing 2,300,000 private placement warrants at a purchase price of $1.00 per warrant and (ii) our shareholders can also vote at any time to amend our amended and restated certificate of incorporation to modify the amount of time we will have to complete an initial business combination. Our sponsor has informed us that it does not intend to purchase an additional 2,300,000 private placement warrants to extend our expiration date. The board of directors has called a special meeting of the shareholders of the Company to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Extension”) of the end of the completion window from April 25, 2023 to October 25, 2023. If this proposal is not approved by the shareholders at that special meeting, the Company will cease its operations on April 25, 2023;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt securities;
●	“forward purchase agreement” are to an agreement providing for the sale of our forward purchase units to the Sponsor Affiliates and their permitted transferees in a private placement that will close simultaneously with the closing of our initial business combination;
●	“forward purchase shares” are to the shares of our Class A common stock to be issued pursuant to the forward purchase agreement;
●	“forward purchase warrants” are to warrants to purchase shares of our Class A common stock to be issued pursuant to the forward purchase agreement;
●	“forward purchase unit” are to one forward purchase share and one-half of one forward purchase warrant;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO and our shares of Class A common stock that will be issued upon conversion thereof as provided therein;
●	“FVC” means Fin Venture Capital Management LLC, a member of the sponsor;
●	“GFC” means Grand Fortune Capital, LLC, a Delaware limited liability company and a member of the sponsor;
●	“initial stockholders” are to our sponsor and the other holders of our founder shares prior to our IPO (if any);
●	“IPO” are to our initial public offering of units which closed on October 25, 2021;
●	“letter agreement” are to the letter agreement, the form of which is filed as an exhibit to the registration statement relating to our IPO;
●	“management” or our “management team” are to our directors and officers;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public stockholder” shall only exist with respect to such public shares;
●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of FVC and/or one or more investors in funds or separate accounts managed by FVC, that we may determine to make in connection with financing our initial
●	business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;
●	“sponsor” are to ExcelFin SPAC LLC, a Delaware limited liability company;
●	“Sponsor Affiliates” are Fin VC Constellation, LLC and Grand Fortune Capital LLC, which are affiliates of the sponsor;
●	warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market); and
●	“we,” “us,” “our” or our “company” are to ExcelFin Acquisition Corp., a Delaware corporation.

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

We have until April 25, 2023, to consummate an initial business combination. However, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we have to consummate an initial business combination by an additional three months, subject to our sponsor purchasing 2,300,000 private placement warrants at a purchase price of  $1.00 per warrant. Our sponsor has informed us that it does not intend to purchase an additional 2,300,000 private placement warrants to extend our expiration date. Our board of directors has called a special meeting of the shareholders of the Company to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Extension”) by which the Company must (1) effectuate an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering from April 25, 2023, on a month-by-month basis, to up to October 25, 2023. If this proposal is not approved by the shareholders at that special meeting, the Company will cease its operations on April 25, 2023.

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

REDEMPTION RIGHTS FOR PUBLIC STOCKHOLDERS UPON COMPLETION OF OUR INITIAL BUSINESS COMBINATION

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account available for common stockholders after interest available for taxes as of December 31, 2022 is approximately $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

We expect that all costs and expenses associated with implementing any potential plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $351,432 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The amount in the trust account available for common stockholders after interest available for taxes is $10.30 as of December 31, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by common stockholders after interest available for taxes will not be substantially less than $10.30 Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to up to $351,432 from the proceeds of our IPO and the sale of the private placement warrants, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Item 1A.      Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly incorporated company with no operating history, no revenues and no identified operating business as a target, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
●	The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the funds not being held in the trust account are insufficient to allow us to operate until the end of the completion window, we may be unable to complete our initial business combination.
●	Past performance by our management team, FVC, GFC and their respective affiliates including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Certain of our directors and officers are now, and all of them may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.
●	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $2,500,000 was made available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2022, we had $351,432 held outside of the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless.

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

We did not register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws in connection with our initial public offering, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We did nor register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws in connection with our initial public offering. However, under the terms of the warrant agreements, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating thereto until the warrants expire or, in the case of the public warrants only, are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise such private placement warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their private placement warrants and sell the shares of Class A common stock underlying such private placement warrants while holders of our public warrants would not be able to exercise their public warrants and sell the underlying common stock.

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

We have restated our unaudited condensed financial statements as of June 30, 2022. As a result of a material weakness that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to clerical errors, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

The net proceeds from our IPO, the sale of the private placement warrants and the sale of the forward purchase units will provide us with $299,600,000 that we may use to complete our initial business combination, which includes $8,050,000 of deferred underwriting commissions being held in the trust account, and excludes offering expenses of  $750,000).

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

Holders

Although there are a larger number of beneficial owners, at March 29, 2023, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock and 1 holder of record of our separately traded warrants.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the year ended December 31, 2022, we had net income of $623,118, which consists of interest income on marketable securities held in the trust account of $3,288,133, partially offset by operating costs of $2,044,669 and tax expense of $620,346.

For the period from March 15, 2021 (inception) through December 31, 2021, we had a net loss of $696,971, which consists of operating costs of $706,657, partially offset by interest income on marketable securities held in the trust account of $9,686.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. As of December 31, 2022, we had cash of $351,432 held outside of the trust account.

As of December 31, 2022, we had cash and marketable securities held in the trust account of $237,735,165. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the year ended December 31, 2022, the decrease in cash was $545,085. For the year ended December 31, 2022, cash used in operating activities was $707,739. The net income of $623,118 was affected by interest earned on investments held in the trust account of $3,288.133, operating costs paid by related parties of $457,500 and changes in operating assets and liabilities provided $1,499,776 of cash for operating activities.

For the period from March 15, 2021 (inception) through December 31, 2021, the net increase in cash was $896,517. For the period from March 15, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,276,920. For the period from March 15, 2021 (inception) through December 31, 2021, cash used in investing activities was $234,600,000 and primarily related to the deposit into the Trust account of the IPO and private offering proceeds. For the period from March 15, 2021 (inception) through December 31, 2021, cash provided by financing activities was $236,773,437 and primarily related to the IPO and related private offering.

As of December 31, 2022, we have available to us $351,432 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

CONTROLS AND PROCEDURES

We are required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

See Item 9A. Controls and Procedures, below for a discussion of our evaluation of disclosure controls and procedures. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and we will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. The Company incurred expense of $450,000 and $337,500 during the year ended December 31, 2022 and period from March 15, 2021 (inception) through December 31, 2021, respectively, for consulting, legal, accounting and diligence services.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of December 31, 2022, there was $300,000 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the Class A common stock subject to possible redemption in the amount of $236,903,730 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the calendar year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

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

Management’s Report on Internal Controls Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. Company management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Company management, including the Chief Executive Officer and Chief Financial Officer, concluded, that as of December 31, 2022, the Company’s internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control over Financial Reporting

In light of the material weakness described above, we have enhanced our processes to reconcile changes to our EDGAR documents to corresponding changes being made to our financial statements in their process of finalization and review. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

DIRECTORS AND OFFICERS

Name	Age	Title
Jennifer Hill	57	Chairman of the Board
Logan Allin	42	Chief Executive Officer and director
Ren Riley	48	Chief Operating Officer
Joe Ragan	61	Chief Financial Officer
Brian Sun	47	Executive Vice President
Gary Meltzer	59	Director
Neil Wolfson	58	Director
Goh Lin Piao	58	Director
Alka Gupta	53	Board Advisor
Brady Dougan	64	Board Advisor

Our directors and officers are as follows:

Ms. Hill has served as our Chairman of the Board since April 2021. Ms. Hill is an experienced board member across the financial services industry, currently serving as a Board Member at Cantor Fitzgerald Europe, Strategic Advisor at Talos Trading, Non-Executive Director at Santander Asset Management and Board Member at xPlor. Ms. Hill is the Founder and CEO of Murphy Hill Consulting, where she works with startups in the FinTech space on organization and capital raising. Prior to her current positions, Ms. Hill served as CFO of Merrill Lynch & Co. from 2012 to 2014. Ms. Hill has also worked as a Managing Director at Goldman Sachs from 1996 to 2006 and Vice President in the Financial Institutions Group at Citi from 1993 to 1996. Ms. Hill received her B.A. from Hamilton College and M.B.A. from Columbia Business School.

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

Mr. Meltzer has served as an independent director since the pricing of our IPO. Mr. Meltzer currently serves as an advisor to early-stage companies. Mr. Meltzer serves on the boards of directors of American Century Mutual Funds (Equity) (December 2022 to present) and Apollo Realty Income Solutions, Inc. (June 2022 to present). Prior to September 30, 2020, he was a partner at PwC where he most recently served as the Managing Partner responsible for PwC’s Bay Area and Northwest Market and served as a global relationship partner to Fortune 500 financial services and technology companies. He also led PwC’s FinTech practice, where he provided services to companies in the payments, digital banking, peer-to-peer lending, InsurTech, PropTech, digital assets and asset and wealth management spaces. Prior to his latest positions at PwC, Mr. Meltzer was PwC’s Financial Services Regulatory Leader from 2008 to 2011 and the Asset and Wealth Management Sector Leader from 2010 to 2016, where he was responsible for advising banks, asset managers, wealth managers, private equity funds, hedge funds, venture capital firms and FinTech companies. Mr. Meltzer has a B.S. in Accounting from Binghamton University and is a Certified Public Accountant (CPA) in New York and California. Mr. Meltzer serves and as an Advisory Board Member of Binghamton University School of Management and previously served as a member of the Leadership Council for Tipping Point Community Board of Directors and Executive Committee for the Bay Area Council.

Mr. Wolfson has served as an independent director since the pricing of our IPO. Mr. Wolfson is currently serving as an Active Board Member and Venture Investor for several FinTech and Financial Services companies, including IOU Financial, SALT Blockchain, Exchange Robotics, nth Ventures, Nextivity and Finitive. Mr. Wolfson served as a director and Chair of the Audit Committee of OnDeck Capital from 2014 to 2020. Prior to his current Board positions, Mr. Wolfson was the President and CIO of SF Capital Group from 2009 to 2018, where he oversaw all debt and equity investing, asset allocation, investment management, tax and estate planning. From 2004 to 2008, Mr. Wolfson served as the President and CIO of Wilmington Trust, an asset manager that oversees over $40 billion in assets, and as the President, CEO and Chairman of the Wilmington Funds, a $10 billion mutual fund family. Prior to working at Wilmington Trust, Mr. Wolfson served as National Partner in Charge at KPMG, where he worked from 1996 to 2004. Mr. Wolfson received his B.S. and M.B.A. degrees from New York University and is a Chartered Financial Analyst (CFA) charter holder and an Adjunct Professor of Finance at Rutgers University.

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

Item 11.    Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we are obligated to pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services (the Company incurred $120,000 pursuant to this agreement for the year ended December 31, 2022) and we are obligated to pay Fin VC, an affiliate of our sponsor, a total of  $112,500 per quarter for consulting, legal, accounting and diligence services (the Company incurred $450,000 pursuant to this agreement for the year ended December 31, 2022). Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;
●	each of our directors and officers; and
●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 29, 2023.

The post-offering ownership percentage column below assumes that there are 28,750,000 common stock issued and outstanding, of which 5,750,000 are Class B common stock and 23,000,000 are Class A common stock.

	Number of		Number of		Approximate
	Class A	Approximate	Class B	Approximate	Percentage
	Shares	Percentage	Shares	Percentage	of
Name and Address of Beneficial	Beneficially	of	Beneficially	of	Common
Owner(1)	Owned	Class	Owned	Class	Shares
5% or Greater Shareholders:
ExcelFin SPAC LLC(2)(3)	5,750,000	20.0%	5,750,000	100%	20.0%
Sculptor Capital, LP (4)	1,835,000	8.0%	—	—	8.0%
Saba Capital Management, LP	1,171,146	5.1%	—	—	5.1%
Directors and Officers
Jennifer Hill	—	—	—	—	—
Logan Allin	—	—	—	—	—
Ren Riley	—	—	—	—	—
Joe Ragan	—	—	—	—	—
Gary Meltzer	—	—	—	—	—
Neil Wolfson	—	—	—	—	—
Goh Lin Piao	—	—	—	—	—
Alka Gupta	—	—	—	—	—
Brady Dougan	—	—	—	—	—
All directors and officers as a group (nine individuals)	—	—	—	—	—
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 473 Jackson St., Suite 300, San Francisco, CA 94111.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such common stock will convert into Class A common stock on a one-for-one basis, subject to adjustment.
(3)	ExcelFin SPAC LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. The sponsor is managed by ExcelFin VC, LLC and Grand Fortune Capital, LLC. ExcelFin VC LLC is a wholly owned subsidiary of Fin Venture Capital Management LLC, and all investment and voting decisions of that entity are controlled by Fin Venture Capital Management LLC. Grand Fortune Capital (HK) Company Ltd. (“GFCHK”) controls Grand Fortune Capital, LLC (“GFC”) and is managed by a board of managers (“GFCHK Board”) consisting of three managers. Any action by GFC with respect to shares of Class B common stock held directly by the sponsor, including voting and dispositive decisions, requires at least a majority vote of the managers of the GFCHK Board. Each manager of the GFCHK Board disclaims beneficial ownership of the shares held by GFC.
(4)	Based on a Schedule 13G/A filed on February 14, 2022, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Common Stock reported are held in the Accounts managed by Sculptor and Sculptor-II.

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
(5)	Based upon a Schedule 13G filed on August 23, 2022, the shares are reported to be held by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein located at 405 Lexington Avenue, 58th Floor, New York, New York 10174

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

We entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we will pay a total of  $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 18 months, an affiliate of our sponsor will be paid a total of  $180,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses. For the period ended December 31, 2022, the Company recorded $120,000 in fees related to this agreement.

We entered into a Financial Services Agreement pursuant to which we will pay Fin VC, an affiliate of our sponsor, a total of  $112,500 per quarter for consulting, legal, accounting and diligence services. Upon completion of our initial business combination or our liquidation, the Financial Services Agreement will terminate, and we will cease paying these quarterly fees upon the earlier of December 31, 2022 or completion of the business combination. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services. The Company recorded a total of $450,000 pursuant to this agreement for the period ended December 31, 2022.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 15, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022, totaled $77,011 and $107,635, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the period from March 15, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax fees for the period from March 15, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from March 15, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:
1.	Financial Statements: See “Index to Financial Statements” at page F-1.
(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 26, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.2	Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4 herein).
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

4.6	Description of Securities. (incorporated by reference to Exhibit 4.6 to the company's annual report on Form 10-K filed with the SEC on March 31, 2022)
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

10.11

Amendment to Financial Services Agreement, dated March 29, 2022, between the Company and ExcelFin SPAC LLC. (incorporated by reference to Exhibit 10.11 to the company's annual report on Form 10-K filed with the SEC on March 31, 2022)

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

Item 16.    Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 29th day of March, 2023.

EXCELFIN ACQUISITION CORP.

By:	/s/ Logan Allin
Name: Logan Allin
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Logan Allin Logan Allin	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023

/s/ Joe Ragan Joe Ragan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Jennifer Hill Jennifer Hill	Chairman of the Board of Directors	March 29, 2023

/s/ Gary Meltzer Gary Meltzer	Director	March 29, 2023

/s/ Neil Wolfson Neil Wolfson	Director	March 29, 2023

/s/ Goh Lin Piao Goh Lin Piao	Director	March 29, 2023

EXCELFIN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ExcelFin

Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Excelfin Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from March 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital are not sufficient to meet its obligations and sustain its operations, which is considered to be one year from the issuance date of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 29, 2023

EXCELFIN ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$351,432	$896,517
Prepaid expenses	457,974	569,788
Total Current Assets	809,406	1,466,305

Investments held in the Trust Account	237,735,165	234,609,686

Non-current prepaid expenses	—	457,974
Total Assets	$238,544,571	$236,533,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$310,901	$52,897
Income tax payable	620,346	—
Franchise tax payable	211,090	159,452
Accrued offering costs	415,907	415,907
Due to related parties	538,558	81,058
Working capital loan - Sponsor	300,000	300,000
Total Current Liabilities	2,396,802	1,009,314

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	10,446,802	9,059,314

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value)	236,903,730	234,600,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of December 31, 2022 and 2021, respectively (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 50,000,000 per amended and restated COI shares authorized, 5,750,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,806,536)	(7,125,924)
Total Stockholders’ Deficit	(8,805,961)	(7,125,349)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$238,544,571	$236,533,965

The accompanying notes are an integral part of these financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period From
		March 15, 2021
	For the	(Inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021
EXPENSES
Financial services and administrative fee - related party	$570,000	$357,500
Franchise tax	214,291	159,452
General and administrative	1,260,378	189,705
TOTAL EXPENSES	2,044,669	706,657

OTHER INCOME
Income earned on Investments held in Trust Account	3,288,133	9,686
TOTAL OTHER INCOME	3,288,133	9,686

Net income (loss) before provision for income taxes	1,243,464	(696,971)

Provision for income taxes	620,346	—

Net income (loss)	$623,118	$(696,971)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	5,295,533
Basic and diluted net income (loss) per share of Class A common stock	$0.02	$(0.07)

Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)	5,750,000	5,172,680
Basic and diluted net loss per share of Class B common stock	$0.02	$(0.07)

The accompanying notes are an integral part of these financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD MARCH 15, 2021 (INCEPTION) THROUGH December 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 15, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Remeasurement of Class A common stock to redemption value	—	—	(24,425)	(6,428,953)	(6,453,378)

Net loss	—	—	—	(696,971)	(696,971)

Balance as of December 31, 2021	5,750,000	575	—	(7,125,924)	(7,125,349)

Current period remeasurement to redemption value	—	—	—	(2,303,730)	(2,303,730)

Net income	—	—	—	623,118	623,118

Balance as of December 31, 2022	5,750,000	$575	$—	$(8,806,536)	$(8,805,961)

The accompanying notes are an integral part of these financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from March 15,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$623,118	$(696,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related parties	457,500	245,150
Investment income earned on treasury securities held in Trust Account	(3,288,133)	(9,686)
Changes in operating assets and liabilities:
Prepaid expenses	569,788	(1,027,762)
Income tax payable	620,346	-
Franchise tax payable	51,638	159,452
Accounts payable and accrued expenses	258,044	52,897
Net Cash Used In Operating Activities	(707,739)	(1,276,920)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(234,600,000)
Cash withdrawn from Trust Account to pay taxes	162,654	—
Net Cash Flows Provided By (Used In) Investing Activities	162,654	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	11,700,000
Payment of offering costs	—	(326,563)
Net Cash Provided by Financing Activities	—	236,773,437

Net change in cash	(545,085)	896,517
Cash at beginning of year	896,517	—
Cash at end of year	$351,432	$896,517

Supplemental disclosure of non-cash financing activities:

Related party advances paid by Sponsor under promissory note	$—	$300,000
Deferred offering costs paid by stockholder receivable	$—	$25,000
Offering costs paid by related party	$—	$135,908
Offering costs included in accrued offering costs	$—	$415,907
Deferred underwriters’ commissions charged to additional paid in capital in connection with public offering	$—	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$—	$211,637,337
Current period remeasurement to redemption value	$2,303,730	$6,428,953

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $351,432 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by April 25, 2023.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering by April 25, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, the Company may, by resolution of its board of directors if requested by its sponsor, extend the period of time it has to consummate an initial business combination by an additional three months, subject to the sponsor purchasing 2,300,000 private placement warrants at a purchase price of  $1.00 per warrant. The sponsor has informed the Company that it does not intend to purchase an additional 2,300,000 private placement warrants to extend our expiration date. The board of directors has called a special meeting of the shareholders of the Company to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Extension”) by which the Company must (1) effectuate an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering from April 25, 2023, on a month-by-month basis, to up to October 25, 2023. If this proposal is not approved by the shareholders at that special meeting, the Company will cease its operations on April 25, 2023. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

At December 31, 2022, the Company had cash of $351,432 and working capital deficit of $755,960.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards

Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts , however, in the event of a financial institution failure, cash balances in excess of $250,000 may be unrecoverable to the Company.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

At December 31, 2022 and 2021, the Company had approximately $237.7 million and $234.6 million in investments held in the Trust Account, respectively. During the year ended December 31, 2022 and the period from March 15, 2021 (inception) through December 31, 2021, the Company withdrew $162,654 and $0, respectively, from interest earned on the Trust Account, to pay Delaware franchise taxes.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the Class A common stock subject to possible redemption in the amount of $236,903,730 and $234,600,000 is presented as temporary equity, outside of the stockholders equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Issuance costs allocated to Class A common stock	(13,180,210)
Proceeds allocated to Public Warrants	(5,182,453)
(18,362,663)

Plus:
Initial remeasurement adjustment of carrying value to redemption value	22,962,663
Class A common stock subject to possible redemption – December 31, 2021	234,600,000
Remeasurement adjustment of carrying value to redemption value	2,303,730
Class A common stock subject to possible redemption – December 31, 2022	$236,903,730

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

		For the Period From
	For the Year	March 15, 2021
	Ended	(inception) Through
	December 31, 2022	December 31, 2021
Class A Common Stock
Numerator: Income (loss) allocable to Class A Common Stock	$498,494	(352,575)
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	5,295,533
Basic and diluted net income (loss) per share, Class A Common Stock	$0.02	$(0.07)

Class B Common Stock
Numerator: Income (loss) allocable to Class B Common Stock	$124,624	(344,396)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,172,680
Basic and diluted net income (loss) per share, Class B Common Stock	$0.02	$(0.07)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net- cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021, the related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023.  As of December 31, 2022 and 2021, the outstanding balance was $300,000.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company recorded $120,000 for services under the administrative services agreement. During the period from March 15, 2021 (inception) through December 31, 2021, the Company recorded $20,000 for services under the administrative services agreement.

As of December 31, 2022 and 2021, $140,000 and $20,000, respectively, was outstanding and is included in due to related parties on the accompanying balance sheets related to the administrative services agreement and an additional $61,058 due to the same related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of December 31, 2022 and 2021, the total outstanding amounts due to this related party was $201,058 and $81,058, respectively.

Financial Services Agreement — Related Party

The Company is obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. Upon completion of our initial business combination, or our liquidation, the agreement will terminate and the Company will cease paying these quarterly fees at the earlier of December 31, 2022 or the closing of the business combination. Accordingly, During the year ended December 31, 2022 and for the period March 15, 2021 (inception) through December 31, 2021, $450,000 and $337,500 has been incurred and paid to Fin VC for these services, respectively. As of December 31, 2022 and 2021, there was $337,500 and $0 due to Fin VC and is included in due to related parties on the accompanying balance sheets.

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

The Company accounts for the forward purchase agreements (FPA) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA meets the criteria for equity treatment thereunder, each FPA will be recorded as equity.

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

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding. As of December 31, 2022 and 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Level 3—unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2022 and 2021:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$237,735,165	$234,609,686

NOTE 9 —INCOME TAXES

The Company’s net deferred tax assets as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$—	$31,451
Startup/organizational costs	499,292	114,913
Total deferred tax assets	499,292	146,364

Valuation Allowance	(499,292)	(146,364)

Deferred tax asset, net of allowance	$—	$—

As of December 31, 2022 and 2021, the Company had $0 and $149,766 of U.S. federal net operating loss (‘NOL”) carryovers available to offset future taxable income.

Below is breakdown of the income tax provision for the year ended December 31, 2022 and for the period from March 15, 2021 (inception) through December 31, 2021.

		For the Period From
	Year Ended	March 15, 2021 (Inception)
	December 31,	Through December 31,
	2022	2021
Federal
Current	$620,346	$—
Deferred	(352,928)	(146,364)
State and local
Current	—	—
Deferred	—	—
Change in valuation allowance	352,928	146,364
Income tax provision	$620,346	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $352,928. For the period from February 9, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $146,364.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and for the period from March 15, 2021 (inception) through December 31, 2021 is as follows:

		For the Period From
	Year Ended	February 9, 2021 (Inception)
	December 31,	Through December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
Valuation allowance	28.9%	(21.0)%
Income tax provision	49.9%	—%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, due to the valuation allowance recorded on the Company’s deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open.

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company may, by resolution of its board of directors if requested by its sponsor, extend the period of time it has to consummate an initial business combination by an additional three months, subject to the sponsor purchasing 2,300,000 private placement warrants at a purchase price of $1.00 per warrant. The sponsor has informed the Company that it does not intend to purchase an additional 2,300,000 private placement warrants to extend our expiration date. The board of directors has called a special meeting of the shareholders of the Company to consider and vote upon a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Extension”) by which the Company must (1) effectuate an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering from April 25, 2023 to October 25, 2023. If this proposal is not approved by the shareholders at that special meeting, the Company will cease its operations on April 25, 2023.

On March 24, 2023, in connection with the special meeting of stockholders (the “Extension Meeting”) of the Company to vote on the Extension, the Company and ExcelFin SPAC LLC (the “Sponsor”), entered into a non-redemption agreement (the “Non-Redemption Agreement”) with an unaffiliated third party, pursuant to which such third party agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 500,000 Class A common shares of the Company (“Non-Redeemed Shares”) in connection with the Extension. In exchange for the foregoing commitment, the Sponsor agreed to transfer an aggregate of 125,000 Class B common shares of the Company held by the Sponsor to such third party immediately following consummation of an initial business combination if it continues to hold such Non-Redeemed Shares through the Extension Meeting.

On January 11, 2023, the Company withdrew $211,090 from interest earned on the Trust Account to pay Delaware franchise taxes.

On February 28, 2023, the Company borrowed an additional $502,450 under the Working Capital Loan.