Form 10-Q
period 2023-03-31
ExcelFin Acquisition Corp.
filed 2023-05-19
CIK 1852749

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 19, 2023, there were 4,788,792 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$369,795	$351,432
Prepaid expenses	368,028	457,974
Total Current Assets	737,823	809,406

Investments held in the Trust Account	240,045,402	237,735,165

Total Assets	$240,783,225	$238,544,571

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$500,659	$310,901
Income tax payable	1,139,325	620,346
Franchise tax payable	50,000	211,090
Accrued offering costs	415,907	415,907
Due to related parties	232,724	538,558
Working capital loan - Sponsor	802,450	300,000
Total Current Liabilities	3,141,065	2,396,802

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	11,191,065	10,446,802

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares (at redemption value; $10.39 and $10.30 per share at March 31, 2023 and December 31, 2022, respectively)	238,856,078	236,903,730

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of March 31, 2023 and December 31, 2022, respectively (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,264,493)	(8,806,536)
Total Stockholders’ Deficit	(9,263,918)	(8,805,961)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$240,783,225	$238,544,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
EXPENSES
Financial services and administrative fee - related party	$30,000	$142,500
Franchise tax	50,000	—
General and administrative	427,958	354,279
TOTAL EXPENSES	507,958	496,779

OTHER INCOME
Income earned on Investments held in Trust Account	2,521,328	30,464
TOTAL OTHER INCOME	2,521,328	30,464

Net income (loss) before provision for income taxes	2,013,370	(466,315)

Provision for income taxes	518,979	—

Net income (loss)	$1,494,391	$(466,315)
Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	23,000,000
Basic and diluted net income (loss) per share of Class A common stock	$0.05	$(0.02)
Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net loss per share of Class B common stock	$0.05	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(8,806,536)	$(8,805,961)
Current period remeasurement to redemption value	—	—	—	(1,952,348)	(1,952,348)
Net income	—	—	—	1,494,391	1,494,391
Balance as of March 31, 2023	5,750,000	$575	$—	$(9,264,493)	$(9,263,918)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)
Net loss	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	$575	$—	$(7,592,239)	$(7,591,664)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$1,494,391	$(466,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related parties	—	30,000
Investment income earned on treasury securities held in Trust Account	(2,521,328)	(30,464)
Changes in operating assets and liabilities:
Advances from related party	(305,833)	—
Prepaid expenses	89,946	142,447
Income tax payable	518,979	—
Franchise tax payable	(161,090)	—
Accounts payable and accrued expenses	189,758	(75,205)
Net Cash Used In Operating Activities	(695,177)	(399,537)

Cash Flows From Investing Activities:
Withdrawal of trust account funds for taxes	211,090	—
Net Cash Provided by Investing Activities	211,090	—

Cash Flows From Financing Activities:
Proceeds from Working Capital Loan	502,450	—
Net Cash Provided by Financing Activities	502,450	—

Net change in cash	18,363	(399,537)
Cash at beginning of period	351,432	896,517
Cash at end of year period	$369,795	$496,980

Non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$1,952,348	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $351,432 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by October 25, 2023.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

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

If the Company has not completed a Business Combination by October 25, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

At March 31, 2023, the Company had cash of $369,795 and working capital deficit of $1,263,917.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination by the end of the Combination Period, which is less than twelve months from the date these condensed financial statements were issued, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2022 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts, however, in the event of a financial institution failure, cash balances in excess of $250,000 may be unrecoverable to the Company.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had approximately $240.0 million and $237.7 million in investments held in the Trust Account, respectively. In the three months ended March 31, 2023, the Company withdrew $211,090 from interest earned on the Trust Account to pay Delaware franchise taxes.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $238,856,078 and $236,903,730 is presented as temporary equity, outside of the stockholders equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2021	$234,600,000
Remeasurement adjustment of carrying value to redemption value	2,303,730
Class A common stock subject to possible redemption – December 31, 2022	236,903,730
Remeasurement adjustment of carrying value to redemption value	1,952,348
Class A common stock subject to possible redemption – March 31, 2023	$238,856,078

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Class A Common Stock
Numerator: Income (loss) allocable to Class A Common Stock	$1,195,513	$(373,052)
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	23,000,000
Basic and diluted net income (loss) per share, Class A Common Stock	$0.05	$(0.02)

Class B Common Stock
Numerator: Income (loss) allocable to Class B Common Stock	$298,878	$(93,263)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.05	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s effective tax rate was 25.8% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

Reclassification

Certain amounts in the prior period condensed financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Promissory Note - Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000. On February 28, 2023, the Company borrowed an additional $502,450 under the Working Capital Loan. At March 31, 2023 and December 31, 2022, the amount outstanding on this Working Capital Loan was $802,450 and $300,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021, the related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. As of March 31, 2023 and December 31, 2022, the outstanding balance was $802,450 and $300,000.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $30,000 for services under the administrative services agreement.

As of March 31, 2023 and December 31, 2022, $170,000 and $140,000, respectively, was outstanding and is included in due to related parties on the accompanying balance sheets related to the administrative services agreement and an additional $61,058 due to the same related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of March 31, 2023 and December 31, 2022, the total outstanding amounts due to this related party was $232,724 and $538,558, respectively.

Financial Services Agreement — Related Party

The Company was obligated to pay Fin Capital, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company through the earlier of December 31, 2022 or the closing of the business combination. Accordingly, during the three months ended March 31, 2023 and 2022, $0 and $112,500 has been incurred as an expense to related party Fin Capital for these services, respectively. As of March 31, 2023 and December 31, 2022, there was $0 and $337,500 due to Fin Capital and is included in due to related parties on the accompanying balance sheets.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding. As of March 31, 2023 and December 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2023 and December 31, 2022:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Investments held in Trust Account	1	$240,045,402	$237,735,165

NOTE 9 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 13, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “Extension Amendment Proposal”), and the stockholder approved the Extension Amendment Proposal at that meeting. Upon vote at the Extension Meeting, shareholders approved extending the initial business combination period from April 25, 2023 to October 25, 2023, waiving the prior requirement of the Sponsor to purchase up to an additional 2,300,000 private placement warrants at $1.00 per warrant and depositing $2,000,000 into the Trust Account. In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,211,208 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

In connection with the Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 Class A common shares of the Company (“Non-Redeemed Shares”) in connection with the Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,255,000 Class B common shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the Extension Meeting. Following the Extension Meeting, the Company determined that holders of only 4,788,972 Class A common shares did not submit their shares for redemptions. Because the bulk of the shares tendered or not tendered are held indirectly through brokerage and other accounts, it is not clear which parties who agreed not to tender their shares did in fact tender those shares.

On May 3, 2023, the Working Capital Loan was amended and restated to extend the maturity date thereof to October 25, 2023.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2023, we had net income of $1,494,391, which consists of interest income on marketable securities held in the trust account of $2,521,328, partially offset by operating costs of $507,958 and tax expense of $518,979.

For the three months ended March 31, 2022, we had a net loss of $466,315 which consists of operating expenses of $496,779 offset by interest income on marketable securities held in trust account of $30,464.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. At March 31, 2023, the amount outstanding on this Working Capital Loan was $1,045,000.The Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. As of March 31, 2023, we had cash of $369,795 held outside of the trust account.

As of March 31, 2023, we had cash and marketable securities held in the trust account of $240,045,402. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2023, the increase in cash was $18,363. For the three months ended March 31, 2023, cash used in operating activities was $695,177. The net income of $1,494,391 was affected by interest earned on investments held in the trust account of $2,521,328 and changes in operating assets and liabilities used $331.760 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $399,537. The net loss of $466,315 was affected by interest earned on investments held in the trust account of $30,464 and changes in operating assets and liabilities provided $67,242 of cash for operating activities.

As of March 31, 2023, we have available to us $369,795 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. At March 31, 2023, the amount outstanding on this Working Capital Loan was $802,450. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company was obligated to pay Fin Capital, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services until the earlier of December 31, 2022 or the closing of the business combination.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. As of March 31, 2023 and December 31, 2022, there was $802,450 and $300,000 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Net income (loss) per share

Net income (loss)  per share is computed by dividing net income by the weighted average number of shares of common stock during the period. The Company applies the two-class method in calculating earnings (losses) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted net income (loss) per ordinary share is the same as basic earnings (losses) per ordinary share for the periods presented. The warrants are exercisable to purchase 11,500,000 Class A common stock in the aggregate.

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

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our condensed financial statements filed with the SEC. These errors were remedied by restating the June 30, 2022 Form 10-Q. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to EDGAR document preparation and ineffective review controls over that process.

In connection with the review of the Quarterly Report on Form 10-Q for the period ending March 31, 2023, it was determined that a related party expense was recorded incorrectly. After an internal review of the procedures that resulted in this error, management concluded that a material weakness in internal control over financial reporting existed related to ineffective review and reconciliation of such expenses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weaknesses described above, we have enhanced our processes to (a) reconcile changes to our EDGAR documents to corresponding changes being made to our condensed financial statements in their process of finalization and review and (b) reconcile payments being made to outstanding payables and to confirm that payments made were required under contractual commitments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 20222 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 24, 2023)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELFIN ACQUISITION CORP.

Date: May 19, 2023	/s/ Joe Ragan
	Name:	Joe Ragan
	Title:	Chief Executive Officer & Chief Financial Officer