Form 10-Q
period 2023-06-30
ExcelFin Acquisition Corp.
filed 2023-08-11
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40933

EXCELFIN ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2933776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Kingsley Park Dr Fort Mill, SC 29715
(Address of principal executive offices)

917-209-8581
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

As of August 11, 2023 there were 4,788,792 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$180,323	$351,432
Prepaid expenses	253,081	457,974
Total Current Assets	433,404	809,406

Investments held in the Trust Account	50,817,537	237,735,165

Total Assets	$51,250,941	$238,544,571

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,526,906	$310,901
Excise tax payable	1,893,966	—
Income tax payable	290,651	620,346
Franchise tax payable	100,000	211,090
Accrued offering costs	400,907	415,907
Due to related parties	262,724	538,558
Working capital loan - Sponsor	802,450	300,000
Total Current Liabilities	7,277,604	2,396,802

Deferred underwriting compensation	8,050,000	8,050,000
Total liabilities	15,327,604	10,446,802

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 4,788,792 and 23,000,000 shares (at redemption value; $10.55 and $10.30 per share at June 30, 2023 and December 31, 2022, respectively)	50,506,086	236,903,730

Stockholders’ deficit:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of June 30, 2023 and December 31, 2022, respectively (excluding 4,788,792 and 23,000,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B Common Stock, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,583,324)	(8,806,536)
Total Stockholders’ Deficit	(14,582,749)	(8,805,961)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$51,250,941	$238,544,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
EXPENSES
Financial services and administrative fee - related party	$30,000	$142,500	$60,000	$285,000
Franchise tax	51,622	49,863	101,622	102,379
General and administrative	3,394,865	206,907	3,822,823	508,670
TOTAL EXPENSES	3,476,487	399,270	3,984,445	896,049

OTHER INCOME
Income earned on Investments held in Trust Account	1,376,395	120,146	3,897,723	150,610
TOTAL OTHER INCOME	1,376,395	120,146	3,897,723	150,610

Net loss before income taxes	(2,100,092)	(279,124)	(86,722)	(745,439)

Income tax provision	278,202	—	797,181	—

Net loss	$(2,378,294)	$(279,124)	$(883,903)	$(745,439)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	7,390,393	23,000,000	15,152,076	23,000,000
Basic and diluted net loss per share of Class A common stock	$(0.18)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share of Class B common stock	$(0.18)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(8,806,536)	$(8,805,961)
Current period remeasurement to redemption value	—	—	—	(1,952,348)	(1,952,348)
Net income	—	—	—	1,494,391	1,494,391
Balance as of March 31, 2023	5,750,000	$575	$—	$(9,264,493)	$(9,263,918)
Current period remeasurement to redemption value	—	—	—	(1,046,571)	(1,046,571)
Excise tax on Class A common stock redemption	—	—	—	(1,893,966)	(1,893,966)
Net loss	—	—	—	(2,378,294)	(2,378,294)
Balance as of June 30, 2023	5,750,000	$575	—	$(14,583,324)	$(14,582,749)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

Net loss	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	575	$—	(7,592,239)	(7,591,664)
Net loss	—	—	—	(279,124)	(279,124)
Balance as of June 30, 2022	5,750,000	$575	$—	$(7,871,363)	$(7,870,788)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(883,903)	$(745,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(3,897,723)	(150,610)
Changes in operating assets and liabilities:
Due to related parties	(275,834)	172,500
Prepaid expenses	204,893	284,893
Income tax payable	(329,695)	—
Franchise tax payable	(111,090)	—
Accounts payable and accrued expenses	3,216,005	(72,463)
Net Cash Used In Operating Activities	(2,077,347)	(511,119)

Cash Flows From Investing Activities:
Withdrawal of trust account funds for taxes	1,418,788	—
Withdrawal of trust funds in relation to redemptions of Class A common stock	189,396,563	—
Net Cash Provided by Investing Activities	190,815,351	—

Cash Flows From Financing Activities:
Proceeds from Working Capital Loan	502,450	—
Payments of offering costs	(15,000)	—
Payments made in relation to redemptions of Class A common stock	(189,396,563)	—
Net Cash Used in Financing Activities	(188,909,113)	—
Net change in cash	(171,109)	(511,119)
Cash at beginning of period	351,432	896,517
Cash at end of year period	$180,323	$385,398

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,128,498	$—

Non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$2,998,919	$—
Deferred offering costs included in accrued offering costs	$—	$—
Excise tax on Class A common stock redemption	$1,893,966	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On April 13, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “Extension Amendment Proposal”), and the stockholder approved the Extension Amendment Proposal at that meeting. Upon vote at the Extension Meeting, stockholders approved extending the initial business combination period from April 25, 2023 to October 25, 2023, waiving the prior requirement of the Sponsor to purchase up to an additional 2,300,000 private placement warrants at $1.00 per warrant and depositing $2,000,000 into the Trust Account. In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,211,208 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

In connection with the redemption, the Company recorded excise tax of $1.9 million. To the extent the Company issues shares during the year ended December 31, 2023, including in connection with the business combination noted below, it likely will reduce the excise tax liability.

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

Business Combination Agreement

On June 26, 2023, the Company, Betters Medical Investment Holdings Limited, a Cayman Islands exempted company (“Betters”), Baird Medical Investment Holdings Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Betters (“PubCo”), Betters Medical Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo (“Merger Sub” and, together with PubCo, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”), and Tycoon Choice Global Limited, a business company limited by shares incorporated under the Laws of the British Virgin Islands and a direct, wholly owned subsidiary of Betters (“Tycoon”), entered into a Business Combination Agreement (the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (the “Transactions”) were unanimously approved by the Company’s board of directors. The Transactions were also unanimously approved by the board of directors of each of PubCo, Merger Sub, Betters and Tycoon, approved by the stockholders of Betters, approved by the sole stockholder of Tycoon and approved by the sole stockholder of Merger Sub.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination by October 25, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

As of June 30, 2023, the Company had cash of $180,323 and working capital deficit of $6,453,549.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases made during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “U.S. Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

The Company determined that the $189,396,563 in trust account value relating to the Class A common stock redeemed (as noted above) is subject to the excise tax. Accordingly, an excise tax payable of $1,893,966 was recognized upon the redemptions and was recorded as a liability on the condensed balance sheet and as a charge to Accumulated Deficit. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future stock issuances within the same annual period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2022 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had approximately $50.8 million and $237.7 million in investments held in the Trust Account, respectively. In the three and six months ended June 30, 2023, the Company withdrew $1.2 million and $1.4 million, respectively, from interest earned on the Trust Account to pay Federal, State, and Delaware franchise taxes.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $50,506,086 and $236,903,730 is presented as temporary equity, outside of the stockholders equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2021	$234,600,000
Remeasurement adjustment of carrying value to redemption value	2,303,730
Class A common stock subject to possible redemption – December 31, 2022	236,903,730
Remeasurement adjustment of carrying value to redemption value	2,998,919
Redemptions and withdrawals	(189,396,563)
Class A common stock subject to possible redemption – June 30, 2023	$50,506,086

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2023	2022
Class A Common Stock
Numerator: Loss allocable to Class A common stock	$(1,337,595)	(223,299)
Denominator: Basic and diluted weighted average shares outstanding	7,390,393	23,000,000
Basic and diluted net loss per share, Class A Common Stock	$(0.18)	$(0.01)

Class B Common Stock
Numerator: Loss allocable to Class B common stock	$(1,040,699)	$(55,825)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net loss per share, Class B Common Stock	$(0.18)	$(0.01)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(640,748)	(596,351)
Denominator: Basic and diluted weighted average shares outstanding	15,152,076	23,000,000
Basic and diluted net loss per share, Class A Common Stock	$(0.04)	$(0.03)

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(243,155)	(149,088)
Denominator: Basic and diluted weighted average shares outstanding (1)	5,750,000	5,750,000
Basic and diluted net loss per share, Class B Common Stock	$(0.04)	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s effective tax rate was (919.2)% and (13.3)% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 0% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last sale reported price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Working Capital Loan - Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000. On February 28, 2023, the Company borrowed an additional $502,450 under the Working Capital Loan. On May 3, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of April 25, 2023 to the new business combination deadline of October 25, 2023. The maturity date of the Working Capital Loan is the earlier of (i) October 25, 2023 or (ii) the date on which the Company consummates its initial business combination. At June 30, 2023 and December 31, 2022, the amount outstanding on the Working Capital Loan was $802,450 and $300,000, respectively.

The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023 and 2022, the Company recorded $30,000 and $60,000, respectively, for services under the administrative services agreement.

As of June 30, 2023 and December 31, 2022, $200,000 and $140,000, respectively, was outstanding and is included in due to related parties on the accompanying balance sheets related to the administrative services agreement and an additional $62,724 due to the same related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of June 30, 2023 and December 31, 2022, the total outstanding amounts due to this related party was $262,724 and $538,558, respectively.

Financial Services Agreement — Related Party

The Company was obligated to pay Fin Capital, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company through the earlier of December 31, 2022 or the closing of the business combination. Accordingly, during the three and six months ended June 30, 2023, $0 has been incurred as an expense to related party Fin Capital for these services, respectively. During the three and six months ended June 30, 2022, $112,500 and $225,000 has been incurred as an expense to related party Fin Capital for these services, respectively. As of June 30, 2023 and December 31, 2022, there was $0 and $337,500 due to Fin Capital and is included in due to related parties on the accompanying balance sheets.

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

Business Combination Related Agreement

On February 23, 2023, the Company entered into a capital markets and advisory agreement. Fees are earned and payable on closing of the business combination. The fee is 0.4% of the target’s enterprise value. There is also a discretionary fee, the amount of which is determined by the Company.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding. As of June 30, 2023 and December 31, 2022, 4,788,792 and 23,000,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

On October 25, 2021, the underwriters exercised the over-allotment option in full to purchase 3,000,000 Public Units. As a result, 750,000 founder shares are no longer subject to forfeiture. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, the Company may enter into a stockholders’ agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

The Company accounts for the 23,200,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants assuming the underwriters’ over-allotment option was not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant will be recorded as equity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2023 and December 31, 2022:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Investments held in Trust Account	1	$50,817,537	$237,735,165

NOTE 9 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except for the following matters.

On July 18, 2023, the Company entered into a capital markets and advisory agreement. Fees are earned and payable on closing of the business combination. The fee is $500,000 for advisory services and up to a 6% fee of proceeds from securities issued by the Company or target as part of the business combination.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2023, we had net loss of $2,378,294, which consists of operating costs of $3,476,487 and tax expense of $278,202, partially offset by interest income on marketable securities held in trust account of 1,376,395.

For the three months ended June 30, 2022, we had a net loss of $279,124 which consists of operating expenses of $399,270 offset by interest income on marketable securities held in trust account of $120,146.

For the six months ended June 30, 2023, we had a net loss of $883,903 which consists of operating expenses of $3,984,445 and tax expense of $797,181 partially offset by interest income on marketable securities held in trust account of $3,897,723.

For the six months ended June 30, 2022, we had a net loss of $745,439 which consists of operating expenses of $896,049 offset by interest income on marketable securities held in trust account of $150,610.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. At June 30, 2023, the amount outstanding on this Working Capital Loan was $802,450.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. As of June 30, 2023, we had cash of $180,323 held outside of the trust account.

On April 13, 2023, we held a special meeting of stockholders (the “Extension Meeting”) to vote on a proposal to extend the date by which we must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “Extension Amendment Proposal”), and the stockholder approved the Extension Amendment Proposal at that meeting. Upon vote at the Extension Meeting, stockholders approved extending the initial business combination period from April 25, 2023 to October 25, 2023, waiving the prior requirement of the Sponsor to purchase up to an additional 2,300,000 private placement warrants at $1.00 per warrant and depositing $2,000,000 into the Trust Account. In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,900,218 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

On June 26, 2023, we, Betters Medical Investment Holdings Limited, a Cayman Islands exempted company (“Betters”), Baird Medical Investment Holdings Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Betters (“PubCo”), Betters Medical Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo (“Merger Sub” and, together with

PubCo, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”), and Tycoon Choice Global Limited, a business company limited by shares incorporated under the Laws of the British Virgin Islands and a direct, wholly owned subsidiary of Betters (“Tycoon”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement (a) on August 2, 2023, Betters contributed all of the issued shares of Tycoon held by Betters (“Company Shares”) to PubCo in exchange for PubCo Ordinary Shares such that Tycoon became a wholly-owned subsidiary of PubCo and Betters received in exchange therefor 29,411,764 PubCo Ordinary Shares (the “Share Contribution”) that have an aggregate value equal to Three Hundred Million Dollars ($300,000,000); and (b) after a special meeting of the stockholders of the Company approving the transactions, Merger Sub will merge with and into ExcelFin, with ExcelFin continuing as the surviving entity and wholly-owned subsidiary of PubCo (the “Merger”).

The Business Combination Agreement provides that at the effective time of the Business Combination (the “Effective Time”):

(i)	each unit that is issued and outstanding shall be automatically divided, and the holder thereof shall be deemed to hold one share of Class A common stock and one-half of one public warrant;
(ii)	each outstanding share of Class A common stock will be exchanged for one PubCo Ordinary Share; and, subject to a vesting requirement for 1,350,000 of such shares held by the Sponsor, each outstanding share of Class B common stock will be cancelled in exchange for one PubCo Ordinary Share; and
(iii)	the registered holder of each outstanding public warrant to purchase one share of Class A common stock will receive, in exchange for such warrants, an equal number of warrants to purchase one PubCo Ordinary Share upon the same terms as were applicable to the public warrants.

There are currently 5,750,000 shares of Class B Common Stock outstanding. The Business Combination Agreement provides that each of these shares of Class B Common Stock will be cancelled in exchange for one PubCo Ordinary Share upon the Closing of the Business Combination.  However, 1,350,000 of the PubCo Ordinary Shares issued to the Sponsor in the Business Combination in exchange for Class B Common Stock (the “Earnout Shares”) will not vest unless and until within the fifth anniversary of the closing of the Business Combination (a) the volume weighted average price of the PubCo Ordinary Shares on Nasdaq is greater than or equal to $12.50 per share over any 20 trading days within any 30-day trading period or (b) a change of control of PubCo occurs.

Closing of the Business Combination is subject to the satisfaction of customary closing conditions, including the filing of a registration statement registering the PubCo Ordinary Shares issuable in the Business Combination and a vote of a majority of the Company’s outstanding shares of common stock in favor thereof.

As of June 30, 2023, we had cash and marketable securities held in the trust account of $50,817,537. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2023, the decrease in cash was $171,109. For the six months ended June 30, 2023, cash used in operating activities was $2,077,347. The net loss of $883,903 was affected by interest earned on investments held in the trust account of $3,897,723 and changes in operating assets and liabilities provided by $2,704,279 of cash for operating activities.

For the six months ended June 30, 2023, cash provided by investing was $190,815,351 due to cash withdrawn from the Trust account.

For the six months ended June 30, 2023, cash used in financing was $188,909,113 due to proceeds from the issuance of Class A ordinary shares of $189,396,563 and $15,000 in payments of offering costs, partially offset by $502,450 from proceeds from the Working Capital Loan.

For the six months ended June 30, 2022, cash used in operating activities was $511,119. The net loss of $745,439 was affected by interest earned on investments held in the trust account of $150,610 operating costs paid by related parties of $172,500 and changes in operating assets and liabilities provided $212,430 of cash for operating activities.

As of June 30, 2023, we have available to us $180,323 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. At June 30, 2023, the amount outstanding on this Working Capital Loan was $802,450. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share.

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

RELATED PARTY TRANSACTIONS

In March 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash used to purchase such shares by the number of founder shares issued. In connection with the Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 Class A common shares of the Company (“Non-Redeemed Shares”) in connection with the Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,255,000 Founder Shares held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the Extension Meeting.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to October 25, 2023. As of June 30, 2023 and December 31, 2022, there was $802,450 and $300,000 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

The forward purchase agreement also provides that the Sponsor Affiliates are entitled to certain registration rights with respect to their forward purchase units, including the Class A common stock underlying their forward purchase warrants

The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any shares of Class A common stock are redeemed by our public stockholders in connection with our initial business combination and are intended to provide us with a minimum funding level for our initial business combination.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Class A ordinary shares subject to possible redemption

In connection with the vote to approve the Extension Amendment Proposal, the holders of 17,900,218 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $50,506,086 and $234,600,000, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Business Combination Agreement dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., Betters Medical Investment Holdings Limited, Baird Medical Investment Holdings Limited, Betters Medical Merger Sub, Inc. and Tycoon Choice Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.1

Betters Shareholder Support Agreement, dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., Betters Medical Investment Holdings Limited, Baird Medical Investment Holdings Limited, Tycoon Choice Global Limited and the Key Betters Shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.2

Sponsor Support Agreement, dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., Baird Medical Investment Holdings Limited and ExcelFin SPAC LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.3

Insider Letter Amendment, dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., ExcelFin SPAC LLC, Jennifer Hill, Logan Allin, Ren Riley, Joe Ragan, Brian (Zhouchuan) Sun, Gary Meltzer, Neil Wolfson, Goh Lin Piao, Alka Gupta and Exos Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.4	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2023)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELFIN ACQUISITION CORP.

Date: August 11, 2023	/s/ Joe Ragan
	Name:	Joe Ragan
	Title:	Chief Executive Officer & Chief Financial Officer