Form 10-Q
period 2023-09-30
ExcelFin Acquisition Corp.
filed 2023-11-20
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 20, 2023 there were 7,951,533 shares of Class A common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (audited)	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	6

	Condensed Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$303,100	$351,432
Prepaid expenses	93,134	457,974
Total Current Assets	396,234	809,406

Investments held in the Trust Account	51,478,893	237,735,165

Total Assets	$51,875,127	$238,544,571

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,229,943	$310,901
Excise tax payable	1,893,966	—
Income tax payable	304,352	620,346
Unrecognized tax benefit	114,684	—
Franchise tax payable	67,600	211,090
Accrued offering costs	400,907	415,907
Due to related parties	292,724	538,558
Working capital loan - Sponsor	1,296,654	300,000
Total Current Liabilities	9,600,830	2,396,802

Deferred underwriting compensation	1,610,000	8,050,000
Total liabilities	11,210,830	10,446,802

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 4,788,792 and 23,000,000 shares (at redemption value; $10.65 and $10.30 per share at September 30, 2023 and December 31, 2022, respectively)	50,989,057	236,903,730

Stockholders’ deficit:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding of September 30, 2023 and December 31, 2022, respectively (excluding 4,788,792 and 23,000,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B Common Stock, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,325,335)	(8,806,536)
Total Stockholders’ Deficit	(10,324,760)	(8,805,961)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$51,875,127	$238,544,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
EXPENSES
Financial services and administrative fee - related party	$30,000	$142,500	$90,000	$427,500
Franchise tax	50,000	50,411	151,622	152,790
General and administrative	2,152,010	280,296	5,974,833	788,966
TOTAL EXPENSES	2,232,010	473,207	6,216,455	1,369,256

OTHER INCOME
Income earned on Investments held in Trust Account	661,355	1,078,640	4,559,078	1,229,250
TOTAL OTHER INCOME	661,355	1,078,640	4,559,078	1,229,250

Net income (loss) before income taxes	(1,570,655)	605,433	(1,657,377)	(140,006)

Income tax provision	128,385	200,896	925,566	200,896

Net income (loss)	$(1,699,040)	$404,537	$(2,582,943)	$(340,902)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	4,788,792	23,000,000	11,659,687	23,000,000
Basic and diluted net income (loss) per share of Class A common stock	(0.16)	0.01	(0.15)	(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	(0.16)	0.01	(0.15)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(8,806,536)	$(8,805,961)
Current period remeasurement to redemption value	—	—	—	(1,952,348)	(1,952,348)
Net income (loss)	—	—	—	1,494,391	1,494,391
Balance as of March 31, 2023	5,750,000	$575	$—	$(9,264,493)	$(9,263,918)
Current period remeasurement to redemption value	—	—	—	(1,046,571)	(1,046,571)
Excise tax on Class A common stock redemption	—	—	—	(1,893,966)	(1,893,966)
Net income (loss)	—	—	—	(2,378,294)	(2,378,294)
Balance as of June 30, 2023	5,750,000	$575	—	$(14,583,324)	$(14,582,749)
Current period remeasurement to redemption value	—	—	—	(482,971)	(482,971)
Gain on forfeiture of deferred underwriting compensation payable	—	—	—	6,440,000	6,440,000
Net income (loss)	—	—	—	(1,699,040)	(1,699,040)
Balance as of September 30, 2023	5,750,000	575	—	(10,325,335)	(10,324,760)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)
Net income (loss)	—	—	—	(466,315)	(466,315)
Balance as of March 31, 2022	5,750,000	575	$—	(7,592,239)	(7,591,664)
Net income (loss)	—	—	—	(279,124)	(279,124)
Balance as of June 30, 2022	5,750,000	$575	$—	$(7,871,363)	$(7,870,788)
Current period remeasurement to redemption value	—	—	—	(678,587)	(678,587)
Net income (loss)	—	—	—	404,537	404,537
Balance as of September 30, 2022	5,750,000	575	—	(8,145,413)	(8,144,838)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,582,943)	$(340,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(4,559,078)	315,000
Changes in operating assets and liabilities:
Due to related parties	(245,834)	(1,229,250)
Prepaid expenses	364,840	427,340
Income tax payable	(86,626)	—
Tax uncertainties	(114,684)	—
Franchise tax payable	(143,490)	—
Accounts payable and accrued expenses	4,919,042	263,488
Net Cash Used In Operating Activities	(2,448,773)	(564,324)

Cash Flows From Investing Activities:
Withdrawal of trust account funds for taxes	1,418,787	—
Withdrawal of trust funds in relation to redemptions of Class A common stock	189,396,563	—
Net Cash Provided by Investing Activities	190,815,350	—

Cash Flows From Financing Activities:
Proceeds from Working Capital Loan	996,654	—
Payments of offering costs	(15,000)	—
Payments made in relation to redemptions of Class A common stock	(189,396,563)	—
Net Cash Used in Financing Activities	(188,414,909)	—
Net change in cash	(48,332)	(564,324)
Cash at beginning of period	351,432	896,517
Cash at end of year period	$303,100	$332,193

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,210,898	$—

Non-cash financing activities:
Excise tax on Class A common stock redemption	$1,893,966	$—
Current period remeasurement to redemption value	$3,481,890	$678,587
Gain on forfeiture of deferred underwriting compensation payable	$6,440,000	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”)), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $351,432 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Baird Medical, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Baird Medical were to be terminated for any reason.

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

On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholder approved the First Extension Amendment Proposal at that meeting. Upon vote at the First Extension Meeting, stockholders approved extending the initial business combination period from April 25, 2023 to October 25, 2023, waiving the prior requirement of the Sponsor to purchase up to an additional 2,300,000 private placement warrants at $1.00 per warrant and depositing $2,000,000 into the Trust Account. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

In connection with the redemption, the Company recorded excise tax liability of $1.9 million. To the extent the Company issues shares during the year ended December 31, 2023, including in connection with the business combination noted below, it likely will reduce the excise tax liability.

In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 Class A common shares of the Company (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,255,000 Class B common shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

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

If the Company has not completed a Business Combination by April 25, 2024, as such date may be extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

As of September 30, 2023, the Company had cash of $303,100 and working capital deficit of $9,204,596.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination by the end of the Combination Period, which is less than twelve months from the date these unaudited condensed financial statements were issued, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

Also, on October 7, Hamas launched an attack on Israel resulting in Israel declaring war on Hamas. It is Hamas’s announced intent to instigate a regional war on Israel by those countries sympathetic to its cause. Additionally, the Russian Federation and Ukraine remain at war. The Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company determined that the $189,396,563 in trust account value relating to the Class A common stock redeemed (as noted above) is subject to the excise tax. Accordingly, an excise tax payable of $1,893,966 was recognized upon the redemptions and was recorded as a liability on the unaudited condensed balance sheet and as a charge to Accumulated Deficit. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future stock issuances within the same annual period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2022 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had approximately $51.5 million and $237.7 million in investments held in the Trust Account, respectively. In the three and nine months ended September 30, 2023, the Company withdrew $1.2 million and $1.4 million, respectively, from interest earned on the Trust Account to pay Federal, State, and Delaware franchise taxes.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $50,989,057 and $236,903,730 is presented as temporary equity, outside of the stockholders equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2021	$234,600,000
Remeasurement adjustment of carrying value to redemption value	2,303,730
Class A common stock subject to possible redemption – December 31, 2022	236,903,730
Remeasurement adjustment of carrying value to redemption value	3,481,890
Redemptions and withdrawals	(189,396,563)
Class A common stock subject to possible redemption – September 30, 2023	$50,989,057

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
Class A Common Stock
Numerator: Income (Loss) allocable to Class A common stock	$(772,038)	323,630
Denominator: Basic and diluted weighted average shares outstanding	4,788,792	23,000,000
Basic and diluted net income (loss) per share, Class A Common Stock	(0.16)	0.01

Class B Common Stock
Numerator: Income (Loss) allocable to Class B common stock	$(927,002)	$80,907
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B Common Stock	(0.16)	0.01

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Class A Common Stock
Numerator: Income (Loss) allocable to Class A Common Stock	$(1,729,859)	(272,722)
Denominator: Basic and diluted weighted average shares outstanding	11,659,687	23,000,000
Basic and diluted net income (loss) per share, Class A Common Stock	(0.15)	(0.01)

Class B Common Stock
Numerator: Income (Loss) allocable to Class B Common Stock	$(853,084)	(68,180)
Denominator: Basic and diluted weighted average shares outstanding (1)	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B Common Stock	(0.15)	(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued $114,684 unrecognized tax benefit related to amortizing startup costs for the period ending September 30, 2023. No amounts have been accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s effective tax rate was (8.2)% and (55.8)% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 33.2% and (143.5%) for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), and of redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

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

In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 Class A common shares of the Company (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,255,000 Class B common shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

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

Working Capital Loan - Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000. On February 28, 2023, the Company borrowed an additional $502,450 under the Working Capital Loan. On May 3, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of April 25, 2023 to the new business combination deadline of October 25, 2023. On October 31, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of October 25, 2023 to the new business combination deadline of April 25, 2024. The maturity date of the Working Capital Loan is the earlier of (i) April 25, 2024 or (ii) the date on which the Company consummates its initial business combination. At September 30, 2023 and December 31, 2022, the amount outstanding on the Working Capital Loan was $1,296,654 and $300,000, respectively.

The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023 and 2022, the Company recorded $30,000 and $90,000, respectively, for services under the administrative services agreement.

As of September 30, 2023 and December 31, 2022, $200,000 and $140,000, respectively, was outstanding and is included in due to related parties on the accompanying balance sheets related to the administrative services agreement and an additional $92,724 due to the same related party for other miscellaneous operating expenses paid by affiliates of the Company on behalf of the entity. As of September 30, 2023 and December 31, 2022, the total outstanding amounts due to this related party was $292,724 and $538,558, respectively.

Financial Services Agreement — Related Party

The Company was obligated to pay Fin Capital, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company through the earlier of December 31, 2022 or the closing of the business combination. Accordingly, during the three and nine months ended September 30, 2023, $0 has been incurred as an expense to related party Fin Capital for these services, respectively. During the three and nine months ended September 30, 2022, $112,500 and $337,500 has been incurred as an expense to related party Fin Capital for these services, respectively. As of September 30, 2023 and December 31, 2022, there was $0 and $337,500 due to Fin Capital and is included in due to related parties on the accompanying balance sheets.

Forward Purchase Agreements

Two affiliates of the Sponsor (the “Sponsor Affiliates”) have agreed to purchase up to 6,500,000 units, each consisting of one share of Class A common stock and -third of a warrant, for an aggregate purchase price of up to $65,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each affiliate’s commitment under the forward purchase agreement will be subject to approval of its investment committee as well as customary closing conditions under the forward purchase agreement.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Baird Medical, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Baird Medical were to be terminated for any reason.

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

On July 18, 2023, the Company engaged Roth Capital Partners, LLC (“Roth”) to serve as a capital markets advisor. On September 7, 2023, the Company engaged Haitong International Securities (USA) Inc. (“HTI-USA”) to act as a placement agent in connection with a potential PIPE Investment. Upon the consummation of the Business Combination, each of Roth and HTI-USA will be paid an advisory fee of $500,000 and a placement agent fee equal to 6.0% of gross proceeds raised by the respective advisor., and will also be entitled to reimbursement for certain of their out-of-pocket expenses.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding. As of September 30, 2023 and December 31, 2022, 4,788,792 and 23,000,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less and generally have a readily determinable fair value. Such investments are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2023 and December 31, 2022, the Company had $51.5 million and $237.7 million, respectively, in investments held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2023 and December 31, 2022:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Investments held in Trust Account	1	$51,478,893	$237,735,165

NOTE 9 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the following matters.

On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of Class A Common Stock (representing 54% of the shares of Class A Common Stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with the redemption, approximately $27.6 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.5 million. Prior to that redemption, approximately $0.4 million was withdrawn from the trust account to pay income and franchise taxes.

On October 25, 2023, all outstanding shares of the Company’s Class B Common Stock were converted into an equal number of shares of ExcelFin Class A Common Stock.

As of September 30, 2023, funds in the Trust Account held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account.

On October 31, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of October 25, 2023 to the new business combination deadline of April 25, 2024.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended September 30, 2023, we had net loss of $1,699,040, which consists of operating costs of $2,232,010 and tax expenses of $128,385, partially offset by interest income on marketable securities held in trust account of $661,355.

For the three months ended September 30, 2022, we had net income of $404,537 which consists of operating expenses of $473,207 offset by interest income on marketable securities held in trust account of $1,078,640. In addition, the Company recorded an income tax provision of $200,896.

For the nine months ended September 30, 2023, we had a net loss of $2,582,943 which consists of operating expenses of $6,216,455 and tax expenses of $925,566 partially offset by interest income on marketable securities held in trust account of $4,559,078.

For the nine months ended September 30, 2022, we had a net loss of $340,902 which consists of operating expenses of $1,369,256 offset by interest income on marketable securities held in trust account of $1,229,250. In addition, the Company recorded an income tax provision of $200,896.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to April 25, 2024. At September 30, 2023, the amount outstanding on this Working Capital Loan was $1,296,654.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. As of September 30, 2023, we had cash of $303,100 held outside of the trust account.

On April 13, 2023, we held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which we must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholder approved the First Extension Amendment Proposal at that meeting. Upon vote at the First Extension Meeting, stockholders approved extending the initial business combination period from April 25, 2023 to October 25, 2023, waiving the prior requirement of the Sponsor to purchase up to an additional 2,300,000 private placement warrants at $1.00 per warrant and depositing $2,000,000 into the Trust Account. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 17,900,218 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of Class A Common Stock (representing 54% of the shares of Class A Common Stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with the redemption, approximately $27.6 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.5 million. Prior to that redemption, approximately $0.4 million was withdrawn from the trust account to pay income and franchise taxes.

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

As of September 30, 2023, we had cash and marketable securities held in the trust account of $51,478,893. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2023, the decrease in cash was $48,332. For the nine months ended September 30, 2023, cash used in operating activities was $2,448,773. The net loss of $2,582,943 was affected by interest earned on investments held in the trust account of $4,559,078 and changes in operating assets and liabilities provided by $4,693,248 of cash for operating activities.

For the nine months ended September 30, 2023, cash provided by investing was $190,815,350 due to cash withdrawn from the Trust account.

For the nine months ended September 30, 2023, cash used in financing was $188,414,909 due to proceeds from the issuance of Class A ordinary shares of $189,396,563 and $15,000 in payments of offering costs, partially offset by $996,654 from proceeds from the Working Capital Loan.

For the nine months ended September 30, 2022, cash used in operating activities was $564,324. The net loss of $340,902 was affected by interest earned on investments held in the trust account of $1,229,250 operating costs paid by related parties of $315,000 and changes in operating assets and liabilities provided $690,828 of cash for operating activities.

As of September 30, 2023, we have available to us $303,100 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to April 25, 2024. At September 30, 2023, the amount outstanding on this Working Capital Loan was $1,296,654. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share.

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

RELATED PARTY TRANSACTIONS

In March 2021, our sponsor purchased an aggregate of 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash used to purchase such shares by the number of founder shares issued. In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 Class A common shares of the Company (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,255,000 Founder Shares held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to April 25, 2024. As of September 30, 2023 and December 31, 2022, there was $1,296,654 and $300,000 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

We entered into a forward purchase agreement with the two Sponsor Affiliates, pursuant to which such affiliates committed that they will purchase from us up to 6,500,000 forward purchase units, consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliates may purchase less than 6,500,000 forward purchase units. In addition, each Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee as well as customary closing conditions under the forward purchase agreement. The forward purchase shares will be identical to the Class A common stock included in the units sold in our IPO, except that they will be subject to transfer restrictions and registration rights, as described herein. The forward purchase warrants will have the same terms as the private placement warrants.

The forward purchase agreement also provides that the Sponsor Affiliates are entitled to certain registration rights with respect to their forward purchase units, including the Class A common stock underlying their forward purchase warrants.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Class A ordinary shares subject to possible redemption

In connection with the vote to approve the First Extension Amendment Proposal, the holders of 17,900,218 shares of Class A common stock properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption in the amount of $50,989,057 or $10.65 per share and $234,600,000 or $10.26 per share, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our unaudited condensed financial statements filed with the SEC. These errors were remedied by restating the June 30, 2022 Form 10-Q. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to EDGAR document preparation and ineffective review controls over that process.

In connection with the review of the Quarterly Report on Form 10-Q for the period ending March 31, 2023, it was determined that a related party expense was recorded incorrectly. After an internal review of the procedures that resulted in this error, management concluded that a material weakness in internal control over financial reporting existed related to ineffective review and reconciliation of such expenses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis.

In October 2023, the Company made payments on three separate invoices which payments were later determined by the Company to have been made in error. Two of the payments were later recovered from the vendors, but it is unlikely that the third payment will be recovered. The Company’s management has conducted a thorough investigation related to these events and has concluded there was a material weakness in its internal control over financial reporting related to the Company’s review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its system for verification of which invoices to pay. The Company’s management has conducted a thorough investigation related to these events and has concluded there was a material weakness in its internal control over financial reporting related to the Company’s review and approval of cash disbursements.

●	The Company implemented additional controls related to vendor verification and will introduce mandatory cybersecurity training.
●	The Company implemented a list of specific points to validate before payments are released, requiring evidence of validation by approvers.

As the Company has recently implemented the above controls, the Company will require additional time to ensure that the control will operate effectively to address the Company’s material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, we have enhanced our processes to reconcile payments being made to outstanding payables and to confirm that payments made were required under contractual commitments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Baird Medical, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Baird Medical were to be terminated for any reason.

In connection with the votes to extend the date by which ExcelFin must complete its initial business combination from April 25, 2023 to April 25, 2024, the holders of 20,798,467 shares of Class A Common Stock (representing 90% of the shares of Class A Common Stock outstanding) properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $217.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.5 million.

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

EXCELFIN ACQUISITION CORP.

Date: November 20, 2023	/s/ Joe Ragan
	Name:	Joe Ragan
	Title:	Chief Executive Officer & Chief Financial Officer