Form 10-K
period 2023-12-31
ExcelFin Acquisition Corp.
filed 2024-03-14
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40933

ExcelFin Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2933776
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Kingsley Park Dr. Fort Mill, South Carolina	29715
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 209-8581

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	XFINU	The Nasdaq Stock Market
Class A common stock, $0.0001 par value	XFIN	The Nasdaq Stock Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	XFINW	The Nasdaq Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $49,803,437.

As of March 13, 2024, there were 7,951,533 shares of Class A common stock, $0.0001 par value, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to an acquisition opportunity pursued jointly with one or more entities affiliated with FVC or GFC and/or one or more investors in funds managed by FVC;

●	“Business Combination” means the transactions contemplated by the Business Combination Agreement.
●	“Business Combination Agreement” means the Business Combination Agreement dated as of June 26, 2023, as amended to date, among the Company, Betters Medical Investment Holdings Limited, a Cayman Islands exempted company (“Baird Medical”), Tycoon Choice Global Limited, a business company limited by shares incorporated under the laws of the British Virgin Islands and a wholly owned subsidiary of Baird Medical (“Tycoon”), Baird Medical Investment Holdings Limited, a Cayman Islands exempted company and a wholly owned subsidiary of Baird Medical (“PubCo”), and Betters Medical Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of PubCo (“Merger Sub”).
●	“common stock” are to our Class A common stock and our Class B common stock;
●	“completion window” is the period following the completion of our IPO at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends April 25, 2024), unless it is extended by a vote of our shareholders to amend our amended and restated certificate of incorporation to modify the amount of time we will have to complete an initial business combination;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt securities;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO and our shares of Class A common stock that will be issued upon conversion thereof as provided therein. All of these shares were converted into Class A common stock on October 25, 2023. At the time of the conversion, all of the Class B common stock was held of record by the sponsor. References herein to the founder shares include the shares of Class A common stock issued upon conversion of the Class B common stock;
●	“FVC” means Fin Venture Capital Management LLC, a member of the sponsor;
●	“GFC” means Grand Fortune Capital, LLC, a Delaware limited liability company and a member of the sponsor;
●	“initial stockholders” are to our sponsor and the other holders of our founder shares prior to our IPO (if any);
●	“IPO” are to our initial public offering of units which closed on October 25, 2021;
●	“letter agreement” are to the letter agreement, the form of which is filed as an exhibit to the registration statement relating to our IPO;
●	“management” or our “management team” are to our directors and officers;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public stockholder” shall only exist with respect to such public shares;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of FVC and/or one or more investors in funds or separate accounts managed by FVC, that we may determine to make in connection with financing our initial
●	business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;
●	“sponsor” are to ExcelFin SPAC LLC, a Delaware limited liability company;
●	“Sponsor Affiliates” are Fin VC Constellation, LLC and Grand Fortune Capital LLC, which are affiliates of the sponsor;
●	warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market); and
●	“we,” “us,” “our” or our “company” are to ExcelFin Acquisition Corp., a Delaware corporation.

PART I

Item 1.Business

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

Our executive offices are located at 100 Kingsley Park Dr., Fort Mill, South Carolina 29715, and our telephone number is (917) 209-8581. Our corporate website address is excelfinacquisitioncorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

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

Upon the closing of our IPO, the private placement and the over-allotment, $234.6 million ($10.20 per unit) of the net proceeds of our IPO and certain of the proceeds of the private placement was placed in a trust account (“trust account”), maintained by U.S. Bank National Association, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. In connection with redemptions made in connection with the extension of the completion window, approximately $217.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.6 million.

OUR COMPANY

Our company is led by Joe Ragan, our Chief Executive Officer and Chief Financial Officer, and Jennifer Hill, our Chairman of the Board. We are affiliated with Grand Fortune Capital, LLC (“GFC”) and Fin Venture Capital (“Fin VC”) (each a “Sponsor Affiliate”). GFC is an investment company solely owned by Jackson Wijaya, who has completed a series of significant M&A transactions and numerous investments in FinTech, TMT and Healthcare. Fin VC, founded by Logan Allin in 2018, is a leading FinTech-focused venture and growth equity firm with $750 million+ in assets under management and a portfolio of 40+ market leading FinTech companies from Seed-to-pre-IPO. Fin VC’s employees have accumulated decades of investing, company building, and deal execution experience among them.

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
(ii)	each outstanding public share of Class A common stock will be exchanged for one PubCo Ordinary Share; and, subject to a vesting requirement for 1,350,000 of such shares held by the sponsor, each outstanding share of Class A common stock held by the sponsor will be cancelled in exchange for one PubCo Ordinary Share; and
(iii)	the registered holder of each outstanding public warrant to purchase one share of Class A common stock will receive, in exchange for such warrants, an equal number of warrants to purchase one PubCo Ordinary Share upon the same terms as were applicable to the public warrants.

On October 25, 2023, all 5,750,000 outstanding shares of Class B common stock held by the sponsor were converted into an equal number of shares of Class A common stock. This conversion was done to ensure that the Company remained in compliance with Nasdaq’s continuing listing requirements (market value of listed securities) prior to Closing. This conversion will have no effect on the consideration to be issued to the former holders of founder shares under the Business Combination Agreement. The Business Combination Agreement provides that each of these shares of Class A common stock formerly held by the sponsor will be cancelled in exchange for one PubCo Ordinary Share upon the Closing of the Business Combination. However, 1,350,000 of the PubCo Ordinary Shares issued to the sponsor in the Business Combination in exchange for Class A common stock (the “Sponsor Earnout Shares”) will not vest unless and until within the fifth anniversary of the closing of the Business Combination (a) the volume weighted average price of the PubCo Ordinary Shares on Nasdaq is greater than or equal to $12.50 per share over any 20 trading days within any 30-day trading period or (b) a change of control of PubCo occurs. In connection with the Business Combination Agreement, the Sponsor has agreed to surrender all of the private placement warrants for no additional consideration.

On March 11, 2024, the parties entered into Amendment No. 1 to the Business Combination Agreement. The primary terms of the amendment to the Business Combination Agreement are as follows:

●	(x) 20,588,235 PubCo Ordinary Shares to be held by Baird Medical at Closing (70% of such shares) shall be fully vested and freely tradable and (y) 8,823,529 PubCo Ordinary Shares to be held by Baird Medical at Closing (30% of such shares) shall be subject to vesting and forfeiture as described below (the “Baird Medical Earnout Shares”).
●	The Baird Medical Earnout Shares shall become fully vested if prior to the eighth anniversary of the Effective Time, the VWAP of PubCo Ordinary Shares is greater than or equal to $12.50 (the “Price Target”) over any 20 trading days within any 30-day trading period.
●	In the event that there is a Change of Control of PubCo prior to the eighth anniversary of the Effective Time, and the corresponding valuation of PubCo Ordinary Shares implied by that Change of Control is greater than or equal to the Price Target, the Baird Medical Earnout Shares shall become fully vested immediately prior to such Change of Control.
●	All references to SPAC Closing Cash needing to be at least $15.0 million have been removed from the Business Combination Agreement.
●	The Maximum Extension Date has been changed from June 25, 2024 to May 25, 2024.

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

INVESTMENT CRITERIA

We have developed the following investment criteria that we will use to screen for and evaluate target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek an initial business combination with a business that we believe exhibits the following characteristics:

●	Robust Growth and Margin Profile. We will seek to acquire a business that has grown consistently year-over-year, has a defensible recurring revenue model and sustainable gross margin profile. We are targeting companies with trailing twelve-month annual recurring revenue (“ARR”) of greater than $75mm with 50%+ growth rates, 70%+ gross margin profile, and strong net revenue retention with low churn.
●	Category Leader and Proven Product-Market Fit. We will seek to acquire a business that has a sustainable competitive advantage within a target market as a result of differentiated technology, intellectual property, distribution capabilities, and other attributes that provide high barriers to entry.
●	Appropriate Valuation and Transaction Structure. We will seek to acquire a business at an attractive valuation between $750mm and $2 billion of enterprise value with mutual upside potential through the combination with our management team and value add. We believe the benefits of a SPAC structure, versus a traditional IPO, with a strong sponsor fit like ExcelFin will deliver accelerated long-term benefits to all stakeholders.
●	Global Business Development Opportunities. We believe that a key driver of value enhancement will be centered around direct customer introductions and broader business development efforts through the Company’s global network. We will support scale through regional and cross-border customer acquisition, channel partnerships, and global expansion, which will in turn drive revenue growth, margin improvement, and ultimately appreciate enterprise value.
●	Advantage from M&A, Capital Markets, and Operating Expertise as well as Fin VCs Network. We will seek to acquire a business where the collective capabilities of our management team can be leveraged to tangibly improve the operations and create value. This may be achieved through constructive engagement with seasoned management teams with augmentation of the board and team to enhance performance. Additionally, we may seek to acquire a business that, in addition to organic growth, has the potential to grow through accretive M&A. We will partner with a company that understands the value of our network and expects to benefit from the experience of our management team and deep history of investing, advising, operating and leading successful companies in the FinTech space.
●	Public Company Readiness. We will seek management and shareholders who aspire to have their company become a public entity to improve the long-term prospects for the business and shareholders. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers, liquidity for employees/existing shareholders, potential acquisitions and expanded branding in the marketplace.

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

INITIAL BUSINESS COMBINATION

In connection with our IPO, two Sponsor Affiliates were granted the right to purchase, pursuant to a forward purchase agreement, up to 6,500,000 forward purchase units, consisting of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock, for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The Sponsor Affiliates have not elected to purchase any securities under the forward purchase agreement.

Pursuant to the Company’s Charter, the Company’s public stockholders may demand that the Company redeem, upon the Closing of the Business Combination, shares of Class A common stock then held by them for cash equal to their pro rata share of the aggregate amount on deposit (as of two (2) business days prior to the Closing of the Business Combination) in the trust account (the “Trust Account”) that holds the proceeds (including interest but less taxes payable) of the Company’s IPO. On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $217.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.6 million. The Company subsequently deposited approximately $132,000 into the Trust Account as was required to effect the initial three-month extension through January 25, 2024 approved as part of the Second Extension Amendment Proposal, and has since made additional deposits of approximately $88,000 to effect two additional one-month extensions through March 25, 2024.

We may hold a shareholder vote at any time to amend our Charter to modify the amount of time we have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein.

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

EFFECTING OUR INITIAL BUSINESS COMBINATION

We are not presently engaged in, and we will not engage in, any operations. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

The purpose of such transaction could be to (1) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

As of the date of report, no agreements with respect to the private purchase of public shares by the persons described above have been entered into with any such investor or holder. In the event of any such newly purchased shares (i) the sponsor or its affiliates will purchase public shares at a price no higher than the price offered through the redemption process; (ii) any such purchases by sponsor or its affiliates will not be voted in favor of approving the Business Combination; and (iii) the sponsor and its affiliates have waived their redemption rights to such shares. Prior to the special meeting to approve the Business Combination, the Company will disclose in a Form 8-K (i) the amount of public shares purchased outside of the redemption offer by the sponsor or its affiliates, along with the purchase price; (ii) the purpose of the purchases by the sponsor or its affiliates; (iii) the impact, if any, of the purchases by the sponsor or its affiliates on the likelihood that the Business Combination transaction will be approved; (iv) the identities of stockholders who sold to the sponsor or its affiliates (if not purchased on the open market) or the nature of stockholders (e.g., 5% security holders) who sold to the sponsor or its affiliates; and (v) the number of public shares for which the Company has received redemption requests pursuant to its redemption offer.

REDEMPTION RIGHTS FOR PUBLIC STOCKHOLDERS UPON COMPLETION OF OUR INITIAL BUSINESS COMBINATION

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account available for common stockholders after interest available for taxes as of December 31, 2023 is approximately $10.58 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 5,750,000 of our outstanding shares of common stock entitled to vote thereon. As a result, our initial stockholders hold enough shares to be voted in favor of an initial business combination in order to have such initial business combination approved. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction or do not vote at all.

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

We expect that all costs and expenses associated with implementing any potential plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $45,219 of proceeds held outside the trust account as of December 31, 2023, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The amount in the trust account available for common stockholders after interest available for taxes is $10.58 as of December 31, 2023. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by common stockholders after interest available for taxes will not be substantially less than $10.58 Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to up to $45,219 held outside of the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for our shares of Class A common stock, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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

FACILITIES

We currently maintain our executive offices at 100 Kingsley Park Dr., Fort Mill, South Carolina 29715. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We will be required to evaluate and report on our system of internal controls for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In connection with the proposed business combination, PubCo has filed with the SEC a registration statement on Form F-4 (Registration No. 333-274114), which includes a proxy statement/prospectus and other relevant documents, which will be both the proxy statement to be distributed to the Company’s stockholders in connection with the Company’s solicitation of proxies for the vote by the Company’s stockholders with respect to the proposed business combination and other matters as may be described in the registration statement, as well as the prospectus relating to the offer and sale of the securities of PubCo to be issued in connection with the business combination. Stockholders of the Company are urged to read the proxy statement/prospectus (including any amendments or supplements thereto and any documents incorporated by reference therein) and other relevant documents in connection with the proposed transactions that PubCo and the Company will file with the SEC carefully and in their entirety because they contain important information about the proposed transactions and the parties to the proposed transactions. Stockholders and investors may obtain free copies of the proxy statement/prospectus and other relevant materials and other documents filed by PubCo and the Company at the SEC’s website at www.sec.gov. Copies of the proxy statement/prospectus and the filings incorporated by reference therein may also be obtained, without charge, on the Company’s website at www.excelfinacquisitioncorp.com or by directing a request to: ExcelFin Acquisition Corp., 100 Kingsley Park Drive, Fort Mill, South Carolina 29715. There are a number of risks relating to the proposed business combination and the consummation thereof disclosed in the proxy statement/prospectus and stockholders should consider the risks described therein. If we do not complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, since the initial stockholders own 5,750,000 shares and the public stockholders own 2,201,533 shares, the initial business combination may be approved without the vote of any of the public stockholders. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. 80% of the deferred underwriting fees originally in the amount of $8,050,000 have been waived for the Business Combination by UBS Securities LLC and KeyBanc Capital Markets Inc., two of the underwriters in the IPO, leaving $1,610,000 of deferred underwriting fees payable upon closing.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. See “Proposed Business—Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which stockholders to enter into private transactions with. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for our shares of Class A common stock, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $2,500,000 was made available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2023, we had $45,219 held outside of the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless.

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

The SEC has recently enacted final rules impacting special purpose acquisition companies that could increase the Company’s costs, cause the Business Combination to be less attractive to the Company’s shareholders or constrain circumstances under which it could be completed.

On January 24, 2024, the SEC issued final rules (“Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete the Business Combination and may increase the costs and time related thereto.

On March 30, 2022, the SEC had proposed rules which would provide a safe harbor for SPACs satisfying certain criteria from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (“IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

In adopting the Final Rules, SEC did not adopt the proposed safe harbor but did provide guidance on activities that may raise concerns as to investment company status:

●	Nature of SPAC assets and income. For instance, a SPAC that owns or proposes to acquire 40% or more of its total assets in investment securities or a SPAC whose income is substantially derived from such assets would likely be considered an investment company. Holding U.S. government securities, U.S. registered money market funds and cash items, as is customary for SPACs during the period between the SPAC IPO and de-SPAC transaction, should not result in investment company status.
●	Management activities. Certain activities of the SPAC’s officers, directors and employees may be factors in the investment company determination, such as spending a considerable amount of time in managing the SPAC’s portfolio to achieve returns and not actively seeking a de-SPAC transaction.
●	Duration. While the SEC does not offer a bright line rule as to the duration of the SPAC, if a SPAC continues to operate without completing a de-SPAC transaction and its assets are substantially composed of, and its income derived from, securities, its activities may be more difficult to distinguish from those of an investment company. The SEC guidance indicated that the 12-month safe harbor for transient investment companies under Rule 3a-2 and the 18-month limit contemplated by Rule 419 were relevant analogies in analyzing the investment company status of a SPAC and that the further a SPAC operated beyond those timelines, the greater the investment company concerns would be, depending on the overall facts and circumstances.
●	Holding out. If the SPAC holds itself out as primarily engaged in investing, reinvesting or trading in securities, it will likely be considered an investment company.
●	Merging with an investment company. If the target company in a de-SPAC transaction is an investment company, the SPAC is likely to be considered an investment company.

Notwithstanding the foregoing guidance, there remains uncertainty concerning the applicability of the Investment Company Act to SPACs, including a company like ours, that has not completed its initial business combination within 24 months from the effective date of its IPO Registration Statement. It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Prior to October 26, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account.

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

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into upon the closing of our IPO, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may issue additional shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 192,048,467 and 50,000,000 authorized but unissued shares of Class A and Class B common stock. There are currently no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our certificate of incorporation on any initial business combination or any amendments to our certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our IPO;
●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

While we sold our units at an offering price of  $10.00 per unit and the amount in the trust account is initially $10.20 per public share, implying an initial value of  $10.20 per public share, our sponsor paid only a nominal aggregate purchase price of  $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor has invested an aggregate of  $11,725,000 in us in connection with our IPO, comprised of the $25,000 purchase price for the founder shares and the $11,700,000 purchase price for the private placement warrants. Even if the trading price of our common stock significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our common stock is less than $3.73 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our common stock to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, our sponsor subscribed for an aggregate of 5,750,000 founder shares for an aggregate purchase price of  $25,000, or approximately $0.004 per share. Our initial stockholders collectively own 73% of our issued and outstanding shares of common stock as of the date of this report. The founder shares will be worthless if we do not complete an initial business combination and our sponsor and members of our board of directors acquired founder shares for approximately $0.004 per share and we sold units at a price of  $10.00 per unit in our IPO; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, our sponsor purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate), that will also be worthless if we do not complete a business combination. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof  (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. Our sponsor has agreed to surrender the private placement warrants for not additional consideration upon the closing of the Business Combination.

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

GENERAL RISKS

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of its condensed financial statements filed with the SEC. These errors were remedied by restating the June 30, 2022 Form 10-Q. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to EDGAR document preparation and ineffective review controls over that process.

In connection with the review of the Quarterly Report on Form 10-Q for the period ending March 31, 2023, it was determined that a related party expense was recorded incorrectly due to ineffective review and reconciliation of such related party transactions. A similar incorrect journal entry was identified during the quarter ended December 31, 2023. While management of the Company has intended to implement enhanced review and reconciliation controls to ensure the timely and accurate recording of related party transactions, as of December 31, 2023 such material weakness is not considered remediated.

In October 2023, we made payments on three separate invoices which payments were later determined by management to have been made in error. Two of the payments were later recovered from the vendors, but it is unlikely that the third payment will be recovered. In addition, there were certain immaterial amounts that were not recorded as expense or prepaid accurately. Our management has conducted a thorough investigation related to these events and has concluded there was a material weakness in our internal control over financial reporting related to our review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our system for verification of which invoices to pay.

●	We implemented additional controls related to vendor verification and will introduce mandatory cybersecurity training.
●	We implemented a list of specific points to validate before payments are released, requiring evidence of validation by approvers.

As we have recently implemented the above controls, it will require additional time to ensure that the control will operate effectively to address our material weakness.

As a result of the material weaknesses described above and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in its internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Security breaches, cyberattacks and other disruptions to information technology systems and networks owned by us, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.

We rely upon hardware, software, and information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information. Additionally, we collect and store sensitive data, including proprietary business information, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). We do not generally collect or store personally identifiable information of individuals. The confidentiality, integrity and availability of these systems and networks, and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. We face numerous and evolving risks that threaten the confidentiality, integrity and availability of our systems, networks and information, as well as the risk of operational disruption, failure or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Our information technology systems and networks, as well as those of our service providers, are vulnerable to intrusion damage, disruptions or shutdowns caused by attacks by hackers, computer viruses or worms, malware (including ransomware), social engineering attacks (such as phishing), denial of service attacks or breaches due to errors, negligence or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We are also vulnerable to malicious code that may be embedded in open-source software as well as “bugs,” misconfigurations and other vulnerabilities associated with commercial software that is integrated into our or our service providers’ systems, networks, products or services. Therefore, no assurance can be given that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and information.

The occurrence of a major cyberattack or other security incident could materially compromise the confidentiality, integrity and/or availability of critical systems and networks and data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims by regulatory agencies or private parties alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the security of confidential data; increase our costs of compliance and remediation; require us to change aspects of our business, our systems or our service providers; disrupt our operations; and/or harm our reputation. There can be no guarantee that any or all costs or losses incurred will be partially or fully insured.

We regularly experience and expect to continue to experience cybersecurity attacks and security incidents in varying degrees. See “Item 1A Risk Factors -- We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting”. Cybersecurity threats and threat actors are becoming more sophisticated. Such threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls (including through the use of artificial intelligence), to avoid detection, and to remove or obfuscate forensic evidence.

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

We may be able to complete only one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 50% of our issued and outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our issued and outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the issued and outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our certificate of incorporation. Our initial stockholders, who beneficially own 73% of our common stock as of the date of this report, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior, and this may increase our ability to complete our initial business combination with which you do not agree.

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

If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

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

Our initial stockholders hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 73% of our issued and outstanding shares of common stock.

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

We issued warrants to purchase 11,500,000 shares of Class A common stock, at a price of  $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 11,700,000 private placement warrants each exercisable to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 5,750,000 shares of Class A common stock. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of  $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof  (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. Our sponsor has agreed to surrender the private placement warrants for not additional consideration upon the closing of the Business Combination.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Following our IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

Risk Management and Strategy

We depend on technology systems, some of which are operated and managed by third parties, to operate our business. Our business is limited to searching for and implementing an initial business combination. As such, we process a limited number of invoices and rely primarily upon third parties for cybersecurity compliance. Only four individuals are involved in our day-to-day operations and those operations are minimal.

In October 2023, we made payments on three separate invoices which payments were later determined by management to have been made in error. Two of the payments were later recovered from the vendors, but it is unlikely that the third payment will be recovered. Our management has conducted a thorough investigation related to these events and has concluded there was a material weakness in our internal control over financial reporting related to our review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our system for verification of which invoices to pay.

●	We implemented additional controls related to vendor verification and will introduce mandatory cybersecurity training.
●	We implemented a list of specific points to validate before payments are released, requiring evidence of validation by approvers.

Our cybersecurity risk management program includes the monitoring of our systems and networks for vulnerabilities, threats and, intrusions; coordination of our response to cybersecurity incidents; the training for our management and employees on new and developing risks and threats. Finally, our cybersecurity risk management program includes procedures to facilitate that information regarding cybersecurity incidents are shared with the Board to enable assessments related to disclosure and notice requirements to be timely and correctly made.

Although no cybersecurity incident during the year ended December 31, 2023 resulted in an interruption of our operations, known losses of critical data or otherwise had a material impact on our strategy, financial condition or results of operations, the scope of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information.

Governance

Management has responsibility to manage risk and bring to the Board’s attention the most material near-term and long-term risks to the Company. The Board of Directors is actively engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and exposures.

Our Chief Executive Officer, Joe Ragan, leads management’s assessment, identification and management of cybersecurity risk. Mr. Ragan is familiar with cybersecurity matters arising out his public company chief financial officer experience. Our Board of Directors oversees our enterprise risk management system. The Board of Directors meets quarterly, or more frequently as necessary, with members of management to provide updates on all matters, including cybersecurity.

Item 2.Properties.

Our executive offices are located at 100 Kingsley Park Dr., Fort Mill, South Carolina 29715, and our telephone number is (917) 209-8581. The cost for our use of this space is included in the $10,000 per month we will pay to our sponsor for office space, utilities, secretarial support and administrative services.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the Nasdaq under the symbols “XFINU”, “XFIN” and “XFINW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 13, 2024, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock and 1 holder of record of our separately traded warrants.

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

Upon the closing of our IPO, the private placement and the over-allotment, $234.6 million ($10.20 per unit) of the net proceeds of our IPO and certain of the proceeds of the private placement was placed in a trust account (“trust account”), maintained by U.S. Bank National Association, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $217.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.6 million.

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

In connection with our IPO, we incurred $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $876,465 of other costs. 80% of the deferred underwriting fees originally in the amount of $8,050,000 have been waived for the Business Combination by UBS Securities LLC and KeyBanc Capital Markets Inc., two of the underwriters in the IPO, leaving $1,610,000 of deferred underwriting fees payable upon closing. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 20, 2021, which was filed with the SEC.

Item 6.Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares of our common stock or preferred stock in a business combination:

●	may significantly dilute the equity interest of investors in our IPO;
●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the year ended December 31, 2023, we had net loss of $3,287,521, which consists of interest income on marketable securities held in the trust account of $4,938,218 partially offset by operating costs of $7,240,527 and a tax provision of $985,212.

For the year ended December 31, 2022, we had net income of $623,118, which consists of interest income on marketable securities held in the trust account of $3,288,133, partially offset by operating costs of $2,044,669 and tax expense of $620,346.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. The due date of the Working Capital Loan has been extended to April 25, 2024, and, as of December 31, 2023, the outstanding principal balance is $1,296,654. The Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. 80% of the deferred underwriting fees originally in the amount of $8,050,000 have been waived for the Business Combination by UBS Securities LLC and KeyBanc Capital Markets Inc., two of the underwriters in the IPO, leaving $1,610,000 of deferred underwriting fees payable upon closing. As of December 31, 2023, we had cash of $45,219 held outside of the trust account.

As of December 31, 2023, we had cash and marketable securities held in the trust account of $23,995,629.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the year ended December 31, 2023, the decrease in cash was $306,213. For the year ended December 31, 2023, cash used in operating activities was $2,854,046. The net loss of $3,287,521 was affected by interest earned on investments held in the trust account of $4,938,218 and changes in operating assets and liabilities provided $5,371,693 of cash for operating activities. The cash used in investing was $218,677,754 due to cash withdrawn from the Trust account. The cash provided by financing was $216,129,921 due to proceeds from the issuance of Class A ordinary shares of $217,027,714, $15,000 in payments of offering costs and $337,500 payment to related party, partially offset by $996,654 from proceeds from the Working Capital Loan, $131,973 from Capital Contribution by the Sponsor and $121,666 for Advances from related party.

For the year ended December 31, 2022, the decrease in cash was $545,085. For the year ended December 31, 2022, cash used in operating activities was $707,739. The net income of $623,118 was affected by interest earned on investments held in the trust account of $3,288,133, operating costs paid by related parties of $457,500 and changes in operating assets and liabilities provided $1,499,776 of cash for operating activities. The cash used in investing was $162,654 due to cash withdrawn from the Trust account to pay taxes and zero financing activities.

As of December 31, 2023, we have available to us $45,219 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. The due date of the Working Capital Loan has been extended to April 25, 2024, and, as of December 31, 2023, the outstanding principal balance is $1,296,654. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

CONTROLS AND PROCEDURES

We are required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2023. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our IPO and the sale of the private placement warrants held in the trust account will be invested in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

The Company was obligated to pay Fin VC, an affiliate of our sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. This agreement terminated at December 31, 2022. The Company incurred expense of zero and $450,000 during the years ended December 31, 2023 and 2022, respectively, for consulting, legal, accounting and diligence services.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. As of December 31, 2022, there was $300,000 outstanding under the Working Capital Loan. The due date of the Working Capital Loan has been extended to April 25, 2024, and, as of December 31, 2023, the outstanding principal balance is $1,296,654. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights. Our sponsor has agreed to surrender the private placement warrants for not additional consideration upon the closing of the Business Combination.

We entered into a forward purchase agreement with the Sponsor Affiliates, pursuant to which such affiliates committed that they had the right to purchase from us up to 6,500,000 forward purchase units, consisting of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock, for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The Sponsor Affiliates have informed us that they do not intend to purchase any securities pursuant to the forward purchase agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No operating data is included in this report as we have conducted no operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates:

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, the Class A common stock subject to possible redemption in the amount of $23,750,019 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. The estimates involved in the remeasurement include changes in the value of the Trust Account assets and estimates of income taxes paid or payable that the Company has the ability to withdraw from the Trust Account.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the calendar year ended December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our unaudited condensed financial statements filed with the SEC. These errors were remedied by restating the June 30, 2022 Form 10-Q, and subsequently, management of the Company has been implemented enhanced management review and reconciliation controls to evaluate EDGAR documents prior to filing to prevent or detect a material misstatement in the financial reporting process. However, as of December 31, 2023 such material weakness is not considered remediated.

In connection with the review of the Quarterly Report on Form 10-Q for the period ending March 31, 2023, it was determined that a related party expense was recorded incorrectly due to ineffective review and reconciliation of such related party transactions. A similar incorrect journal entry was identified during the quarter ended December 31, 2023. While management of the Company has intended to implement enhanced review and reconciliation controls to ensure the timely and accurate recording of related party transactions, as of December 31, 2023 such material weakness is not considered remediated.

In October 2023, we made payments on three separate invoices which payments were later determined by management to have been made in error. Two of the payments were later recovered from the vendors, but it is unlikely that the third payment will be recovered. In addition, there were certain immaterial amounts that were not recorded as expense or prepaid accurately. Our management has conducted a thorough investigation related to these events and has concluded there was a material weakness in our internal control over financial reporting related to our review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our system for verification of which invoices to pay.

●	We implemented additional controls related to vendor verification and will introduce mandatory cybersecurity training.
●	We implemented a list of specific points to validate before payments are released, requiring evidence of validation by approvers.

As we have recently implemented the above controls, it will require additional time to ensure that the control will operate effectively to address our material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Controls Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. Company management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Company management, including the Chief Executive Officer and Chief Financial Officer, concluded, that as of December 31, 2023, the Company’s internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control over Financial Reporting

To address the aforementioned material weaknesses associated with EDGAR filings and related party transactions, management of the Company has been implementing additional review and reconciliation controls.

To address the aforementioned material weakness associated with vendor management and payment processing, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our system for verification of which invoices to pay.

●	We implemented additional controls related to vendor verification and will introduce mandatory cybersecurity training.
●	We implemented a list of specific points to validate before payments are released, requiring evidence of validation by approvers.

As we have recently implemented the above controls, it will require additional time to ensure that the control will operate effectively to address our material weakness.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

DIRECTORS AND OFFICERS

Name	Age	Title
Jennifer Hill	58	Chairman of the Board
Joe Ragan	63	Chief Executive Officer & Financial Officer
Brian Sun	49	Executive Vice President
Gary Meltzer	60	Director
Neil Wolfson	59	Director
Goh Lin Piao	59	Director
Alka Gupta	54	Board Advisor
Brady Dougan	65	Board Advisor

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

Mr. Ragan has served as our CFO since March 2021 and as CEO since March 2023. Mr. Ragan is currently serving as the Chief Financial Officer for the Paper Excellence group. Mr. Ragan also serves as the Chairman of the Audit Committee of the Board of Directors for Sports Ventures Acquisition Corporation (Nasdaq—AKICU). Previously, from 2018 to 2019, Mr. Ragan served as Chief Financial Officer for Resideo/Honeywell Homes, a leading global manufacturer of thermostats and security panels (NYSE—REZI). From 2013 to 2018, Mr. Ragan also served as Chief Financial Officer for Ferroglobe PLC (Nasdaq—GSM), the leading global manufacturer of metal alloys and other metallic products that was created through a merger of FerroAtlántica and Globe Specialty Metals. From 2008 to 2013, Mr. Ragan previously served as CFO at Boart Longyear (ASX—BLY), a publicly traded mining and manufacturing company, and UNICOM Government, Inc., previously known as GTSI, a publicly traded government contractor (Nasdaq—GTSI). Mr. Ragan holds an M.S. in Accounting from George Mason University and a B.S. in Accounting from The University of the State of New York. Mr. Ragan began his finance career with Deloitte, and was a licensed CPA in the Commonwealth of Virginia from 1990 to 2015. Mr. Ragan also serves as the Chairman of the Audit Committee of the Board of Directors for the nonprofit USA Judo.

Mr. Sun has served as our Executive VP since March 2021. Mr. Sun is currently serving as the Managing Director for GFC, a global investment firm and family office for Jackson Wijaya, where he manages GFC’s investment efforts in North America. Prior to GFC, Mr. Sun was in corporate development executive roles with SGS North America, AES Corp and Fosun Wealth Group sourcing and executing M&A transactions in business services, financial service, FinTech, technology and power sectors. From 2012 to 2017, Mr. Sun was a M&A advisory investment banker at Lazard and at China Merchants Bank US. From 2004 to 2010, he has worked at private equity firm Arcapita, leading aircraft investment group Babcock & Brown Aircraft Management, financial service company Jackson Hewitt and Barclays Capital in various corporate finance and investment roles. Mr. Sun has over 20 years of corporate finance and transactional experience and has worked on over $50 billion sales, acquisitions and investments transactions. Mr. Sun has an

M.B.A. from Duke University and a B.A. from Beijing Foreign Studies University. He was a Chartered Financial Analyst (CFA) since 2008.

Mr. Meltzer has served as an independent director since the pricing of our IPO. Mr. Meltzer currently serves as an advisor to early-stage companies. Mr. Meltzer serves on the boards of directors of American Century Mutual Funds (Equity) (December 2022 to present) and Apollo Realty Income Solutions, Inc. (June 2022 to present). Prior to September 30, 2020, he was a partner at PwC where he most recently served as the Managing Partner responsible for PwC’s Bay Area and Northwest Market and served as a global relationship partner to Fortune 500 financial services and technology companies. He also led PwC’s FinTech practice, where he provided services to companies in the payments, digital banking, peer-to-peer lending, InsurTech, PropTech, digital assets and asset and wealth management spaces. Prior to his latest positions at PwC, Mr. Meltzer was PwC’s Financial Services Regulatory Leader from 2008 to 2011 and the Asset and Wealth Management Sector Leader from 2010 to 2016, where he was responsible for advising banks, asset managers, wealth managers, private equity funds, hedge funds, venture capital firms and FinTech companies. Mr. Meltzer has a B.S. in Accounting from Binghamton University and is a Certified Public Accountant (CPA) in New York and California. Mr. Meltzer serves as an Advisory Board Member of Binghamton University School of Management and previously served as a member of the Leadership Council for Tipping Point Community Board of Directors and Executive Committee for the Bay Area Council.

Mr. Wolfson has served as an independent director since the pricing of our IPO. Mr. Wolfson is currently serving as an Active Board Member and Venture Investor for several FinTech and Financial Services companies, including SALT Blockchain, Exchange Robotics, nth Ventures, Nextivity and Finitive. Mr. Wolfson served as a director and Chair of the Audit Committee of OnDeck Capital from 2014 to 2020. Prior to his current Board positions, Mr. Wolfson was the President and CIO of SF Capital Group from 2009 to 2018, where he oversaw all debt and equity investing, asset allocation, investment management, tax and estate planning. From 2004 to 2008, Mr. Wolfson served as the President and CIO of Wilmington Trust, an asset manager that oversees over $40 billion in assets, and as the President, CEO and Chairman of the Wilmington Funds, a $10 billion mutual fund family. Prior to working at Wilmington Trust, Mr. Wolfson served as National Partner in Charge of the Investment Practice at KPMG and Chairman of KPMG Investment Advisors, where he worked from 1996 to 2004. Mr. Wolfson received his B.S. and M.B.A. degrees from New York University and is a Chartered Financial Analyst (CFA) charter holder and an Adjunct Professor of Finance at Rutgers University.

Mr. Goh has served as a director since the pricing of our IPO. Mr. Goh is currently serving as Senior Advisor to GFC, a global investment firm and family office for Jackson Wijaya. Mr. Goh has been at the nexus of Application Software, Digital Technologies, Business Transformation and the Internet for the past 30 years. Mr. Goh was in Accenture from 1990 to 2005 in a variety of roles including Managing Partner of Accenture’s Greater China Public Sector. In Accenture he helped large corporations and governments harness application software and digital technologies to speed their business transformation. From 2006 to 2016, Mr. Goh was at the RGE Group and had various leadership roles including Head of Business Transformation and Group Executive Director at RGE’s Specialty Pulp & Viscose business. Mr. Goh graduated from the University of New South Wales, Australia, with a degree in Computer Science and top honors in Mechanical Engineering.

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

Compensation Committee

The members of our compensation committee are Jennifer Hill, Gary Meltzer and Neil Wolfson. Jennifer Hill serves as chair of the compensation committee. Currently we do not pay any of our executive officers any salary or benefits.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Jennifer Hill, Gary Meltzer and Neil Wolfson. Jennifer Hill serves as chair of the nominating and corporate governance committee. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

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

Item 11.Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we are obligated to pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services (the Company incurred $120,000 pursuant to this agreement for the year ended December 31, 2023) and we were obligated to pay Fin VC, an affiliate of our sponsor, a total of  $112,500 per quarter for consulting, legal, accounting and diligence services through the period ending December 31, 2022 (the Company incurred zero pursuant to this agreement for the year ended December 31, 2023). Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;
●	each of our directors and officers; and
●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 13, 2024.

The post-offering ownership percentage column below assumes that there are 7,951,533 shares of Class A common stock issued and outstanding.

	Number of		Number of
	Class A	Approximate	Class B	Approximate	Percentage
	Shares	Percentage	Shares	Percentage	of
Name and Address of Beneficial	Beneficially	of	Beneficially	of	Common
Owner(1)	Owned	Class	Owned	Class	Shares
5% or Greater Shareholders:
ExcelFin SPAC LLC(2)	5,750,000	72.3%	—	—	72.3%
Directors and Officers
Jennifer Hill	—	—	—	—	—
Joe Ragan	—	—	—	—	—
Brian Sun	—	—	—	—	—
Gary Meltzer	—	—	—	—	—
Neil Wolfson	—	—	—	—	—
Goh Lin Piao	—	—	—	—	—
Alka Gupta	—	—	—	—	—
Brady Dougan	—	—	—	—	—
All directors and officers as a group (eight individuals)	—	—	—	—	—
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 Kingsley Park Dr., Fort Mill, South Carolina 29715.
(2)	ExcelFin SPAC LLC, the sponsor, is the record holder of the shares of Class A common stock reported herein. The sponsor is managed by Grand Fortune Capital, LLC. Grand Fortune Capital (HK) Company Ltd. (“GFCHK”) controls Grand Fortune Capital, LLC (“GFC”) and is managed by an investment committee (“GFCHK Investment Committee”) consisting of three members, Goh Lin Piao, James Ouyang and Ralph Cho. Any action by GFC with respect to shares of Class A common stock held directly by the sponsor, including voting and dispositive decisions, requires at least a majority vote of the members of the GFCHK Investment Committee. Each member of the GFCHK Investment Committee disclaims beneficial ownership of the shares held by GFC.

In May 2021, each of our independent directors, Jennifer Hill, Gary Meltzer and Neil Wolfson, and each of our advisors, Alka Gupta and Brady Dougan, acquired an equity interest in our sponsor, which owns all of the outstanding founder shares. Consequently, these individuals may benefit (similarly to our sponsor) from any increase in value of the founder shares owned by our sponsor.

As of the date of this report, our initial stockholders beneficially own 73% of the issued and outstanding shares of common stock. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that: (1) they will not be redeemable by us; (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights, as described below. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our sponsor has agreed to surrender the private placement warrants for not additional consideration upon the closing of the Business Combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In March 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In connection with the extension of the expiration date of the Company to October 25, 2023, our sponsor agreed to transfer 1,250,000 founder shares upon the closing of the Business Combination to certain parties who agreed not to redeem their public shares in connection with that extension. On October 25, 2023, all outstanding shares of Class B common stock were converted into an equal number of shares of Class A common stock. Our initial stockholders collectively own 73% of our issued and outstanding shares of common stock. The sponsor’s ownership of Common Stock set forth herein includes 1,250,000 shares of Class A common stock that the sponsor has agreed to transfer to certain parties following the closing of the Business Combination.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants at a price of  $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that closed simultaneously with the closing of our IPO. Each private placement warrant may be exercised for one share of Class A common stock at a price of  $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. Our sponsor has agreed to surrender the private placement warrants for not additional consideration upon the closing of the Business Combination.

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

We entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we will pay a total of  $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the periods ended December 31, 2023 and 2022, the Company recorded $120,000 in fees related to this agreement.

We entered into a Financial Services Agreement pursuant to which we paid Fin VC, an affiliate of our sponsor, a total of  $112,500 per quarter for consulting, legal, accounting and diligence services, ending on December 31, 2022. Accordingly, the expected maximum expenses associated with this arrangement is $787,500 for consulting, legal, accounting and diligence services. The Company recorded a total of $450,000 pursuant to this agreement for the period ended December 31, 2022 and zero for the period ended December 31, 2023.

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

Our sponsor has agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our IPO. During the period ended December 31, 2021, we borrowed $300,000 under such promissory note. The value of our sponsor’s interest in this loan transaction corresponds to the principal amount outstanding under any such loan. As of October 25, 2021, the promissory note was converted into a working capital loan, payable upon the earlier of the closing of a business combination or April 25, 2023. The due date of the Working Capital Loan has been extended to April 25, 2024, and, as of December 31, 2023, the outstanding principal balance is $1,296,654. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loan but no proceeds held in the trust account would be used to repay the working capital loan.

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

We entered into a forward purchase agreement with the Sponsor Affiliates, pursuant to which such affiliates committed that they will purchase from us up to 6,500,000 forward purchase units, consisting of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock, for $10.00 per unit, or an aggregate amount of up to $65,000,000, in a private placement that will close concurrently with the closing of our initial business combination. The Sponsor Affiliates have informed us that they do not intend to purchase any securities under the forward purchase agreement in connection with the Business Combination.

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

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to an affiliate of our sponsor of a total of $10,000 per month for office space, administrative and support services;
●	payment of Fin VC, an affiliate of our sponsor, fees of $112,500 per quarter for consulting, legal, accounting and diligence services for the period ending December 31, 2022;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of our IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2023, totaled $107,635 and $219,198, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the years ended December 31, 2022 and 2023.

Tax Fees. We did not pay Marcum for tax fees for the years ended December 31, 2022 and 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2023.

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

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:
1.	Financial Statements: See “Index to Financial Statements” at page F-1.
(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.2	Specimen Class A common stock certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 15, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4 herein).
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

4.6	Description of Securities. (incorporated by reference to Exhibit 4.6 to the company’s annual report on Form 10-K filed with the SEC on March 31, 2022)
10.1	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023)
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

10.11

Amendment to Financial Services Agreement, dated March 29, 2022, between the Company and ExcelFin SPAC LLC. (incorporated by reference to Exhibit 10.11 to the company’s annual report on Form 10-K filed with the SEC on March 31, 2022)

10.12

Business Combination Agreement dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., Betters Medical Investment Holdings Limited, Baird Medical Investment Holdings Limited, Betters Medical Merger Sub, Inc. and Tycoon Choice Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.13

Betters Shareholder Support Agreement, dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., Betters Medical Investment Holdings Limited, Baird Medical Investment Holdings Limited, Tycoon Choice Global Limited and the Key Betters Shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.14

Sponsor Support Agreement, dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., Baird Medical Investment Holdings Limited and ExcelFin SPAC LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.15

Insider Letter Amendment, dated as of June 26, 2023, by and among ExcelFin Acquisition Corp., ExcelFin SPAC LLC, Jennifer Hill, Logan Allin, Ren Riley, Joe Ragan, Brian (Zhouchuan) Sun, Gary Meltzer, Neil Wolfson, Goh Lin Piao, Alka Gupta and Exos Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2023)

10.16

Amendment to Investment Management Trust Agreement between ExcelFin Acquisition Corp. and American Stock Transfer & Trust Company, dated as of October 26, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023).

31.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Dodd-Frank Clawback Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

Item 16.Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Mill, South Carolina, on the 13th day of March, 2024.

EXCELFIN ACQUISITION CORP.

By:	/s/ Joe Ragan
Name: Joe Ragan
Title: Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Joe Ragan Joe Ragan	Chief Executive Officer & Chief Financial Officer, Director (Principal Executive, Financial and Accounting Officer)	March 13, 2024

/s/ Jennifer Hill Jennifer Hill	Chairman of the Board of Directors	March 13, 2024

/s/ Gary Meltzer Gary Meltzer	Director	March 13, 2024

/s/ Neil Wolfson Neil Wolfson	Director	March 13, 2024

/s/ Goh Lin Piao Goh Lin Piao	Director	March 13, 2024

EXCELFIN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ExcelFin Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ExcelFin Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 25, 2024, provided necessary monthly extension deposits are made to the Company’s Trust Account. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 25, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 25, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Hartford, CT

March 13, 2024

EXCELFIN ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS:
Current Assets:
Current asset – cash	$45,219	$351,432
Prepaid expenses	72,319	457,974
Total Current Assets	117,538	809,406
Cash and investments held in trust	23,995,629	237,735,165
Deferred Tax Asset	9,474	—
Total Assets	$24,122,641	$238,544,571

LIABILITIES AND COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,874,382	$310,901
Excise tax payable	2,170,277	—
Income taxes payable	96,158	620,346
Franchise tax payable	36,400	211,090
Unrecognized tax benefit	130,909	—
Accrued offering costs	400,907	415,907
Working capital loan - sponsor	1,296,654	300,000
Advances due to related party	322,724	538,558
Total Current Liabilities	10,328,411	2,396,802
Deferred underwriting fee payable	1,610,000	8,050,000
Total Liabilities	11,938,411	10,446,802
Commitments and Contingencies (Note 6)
Common stock, subject to possible redemption (2,201,533 and 23,000,000 shares at redemption value)	23,750,019	236,903,730
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 authorized, 5,750,000 and none issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 2,201,533 and 23,000,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	575	—
Class B common stock, $0.0001 par value, 50,000,000 authorized, none and 5,750,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(11,566,364)	(8,806,536)
Total Stockholders’ Deficit	(11,565,789)	(8,805,961)
Total Liabilities and Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$24,122,641	$238,544,571

The accompanying notes are an integral part of these financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
EXPENSES
Financial services and administrative fee - related party	$120,000	$570,000
Franchise tax	201,622	214,291
General and administrative	6,918,905	1,260,378
TOTAL EXPENSES	7,240,527	2,044,669

OTHER INCOME
Interest income on Investments held in Trust Account	4,938,218	3,288,133
TOTAL OTHER INCOME	4,938,218	3,288,133

Net (loss) income before provision for income taxes	(2,302,309)	1,243,464

Provision for income taxes	985,212	620,346

Net (loss) income	$(3,287,521)	$623,118

Weighted average number of shares of Class A redeemable common stock outstanding, basic and diluted	9,417,482	23,000,000
Basic and diluted net (loss) income per share of Class A redeemable common stock	$(0.22)	$0.02

Weighted average number of shares of Class A & Class B non-redeemable common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net (loss) income per share of Class A & Class B non-redeemable common stock	$(0.22)	$0.02

The accompanying notes are an integral part of these financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Class A Nonredeemable		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(7,125,924)	$(7,125,349)

Current period remeasurement to redemption value	—	—	—	—	—	(2,303,730)	(2,303,730)

Net income	—	—	—	—	—	623,118	623,118

Balance as of December 31, 2022	—	—	5,750,000	575	—	(8,806,536)	(8,805,961)

Current period remeasurement to redemption value	—	—	—	—	—	(3,874,002)	(3,874,002)

Forfeiture of deferred underwriting fee payable	—	—	—	—	—	6,440,000	6,440,000

Capital Contribution	—	—	—	—	—	131,973	131,973

Excise tax on Class A common stock redemption	—	—	—	—	—	(2,170,277)	(2,170,277)

Conversion of Class B shares	5,750,000	575	(5,750,000)	(575)	—	—	—

Net loss	—	—	—	—	—	(3,287,521)	(3,287,521)

Balance as of December 31, 2023	5,750,000	$575	—	$—	$—	$(11,566,364)	$(11,565,789)

The accompanying notes are an integral part of these financial statements.

EXCELFIN ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(3,287,521)	$623,118
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Operating costs paid by related parties	—	457,500
Interest income on investments held in Trust Account	(4,938,218)	(3,288,133)
Changes in operating assets and liabilities:
Prepaid expenses	385,655	569,788
Franchise tax payable	(174,690)	51,638
Income taxes payable	(524,188)	620,346
Unrecognized tax benefit	130,909	—
Deferred tax asset	(9,474)
Accounts payable and accrued expenses	5,563,481	258,004
Net Cash Used In Operating Activities	(2,854,046)	(707,739)

Cash Flows From Investing Activities:
Cash redemption withdrawn from Trust Account	217,027,714	—
Deposits in Trust Account	(132,092)	—
Cash withdrawn from Trust Account to pay taxes	1,782,132	162,654
Net Cash Provided By Investing Activities	218,677,754	162,654

Cash Flows From Financing Activities:
Payments made in relation to redemptions of Class A common stock	(217,027,714)	—
Capital Contribution	131,973	—
Payment to related party	(337,500)	—
Advances from related party	121,666	—
Proceeds from Working Capital Loan	996,654	—
Payments of offering costs	(15,000)	—
Net Cash Used In Financing Activities	(216,129,921)	—

Net change in cash	(306,213)	(545,085)
Cash at beginning of year	351,432	896,517
Cash at end of the year	$45,219	$351,432
Supplemental Disclosure of Cash Flow information:
Cash paid for taxes	$1,410,221	$—

Supplemental Disclosure of Non - Cash Financing Activities:
Excise tax on Class A common stock redemptions	$2,170,277	$—
Current period remeasurement to redemption value	$3,874,002	$2,303,730
Conversion from Class B to Class A common stock	$575	$—
Forfeiture of Underwriting fee	$6,440,000	$—

The accompanying notes are an integral part of these financial statements.

ExcelFin Acquisition Corp.

Notes to Financial Statements

For the Years Ended December 31, 2023, and 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and search for an initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on October 25, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”). Prior to October 26, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3 (a) (1) (A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account.

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

If the Company has not completed a Business Combination by April 25, 2024 (the “Combination Period”), or made the necessary extension payment outlined below, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with that redemption, approximately $189.4 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $50.6 million.

On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with the redemption, approximately $27.6 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $23.6 million. Prior to that redemption, approximately $0.4 million was withdrawn from the trust account to pay income and franchise taxes. The Company subsequently deposited approximately $132,000 into the Trust Account as was required to effect the initial three-month extension approved as part of the Second Extension Amendment Proposal (through January 25, 2024), and has since made two equal deposits of approximately $44,031 to effect two additional one-month extensions through March 25, 2024 and expected to make an additional deposit of $44,031 to extend through April 25, 2024. Under the Business Combination Agreement described below, Betters is obligated to reimburse and has reimbursed the Company for the full amount of these extension payments.

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

Pursuant to the Business Combination Agreement (a) on August 2, 2023, Betters contributed all of the issued shares of Tycoon held by Betters (“Company Shares”) to PubCo in exchange for PubCo Ordinary Shares such that Tycoon became a wholly-owned subsidiary of PubCo and Betters received in exchange therefor 29,411,764 PubCo Ordinary Shares (the “Share Contribution”) that have an aggregate value equal to Three Hundred Million Dollars ($300,000,000); and (b) after a special meeting of the stockholders of the Company approving the transactions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly-owned subsidiary of PubCo (the “Merger”).

The Business Combination Agreement provides that at the effective time of the Business Combination (the “Effective Time”):

(i)	each unit that is issued and outstanding shall be automatically divided, and the holder thereof shall be deemed to hold one share of Class A common stock and one-half of one public warrant;
(ii)	each outstanding public share of Class A common stock will be exchanged for one PubCo Ordinary Share; and, subject to a vesting requirement for 1,350,000 of such shares held by the sponsor, each outstanding share of Class A common stock held by the sponsor will be cancelled in exchange for one PubCo Ordinary Share; and
(iii)	the registered holder of each outstanding public warrant to purchase one share of Class A common stock will receive, in exchange for such warrants, an equal number of warrants to purchase one PubCo Ordinary Share upon the same terms as were applicable to the public warrants.

On October 25, 2023, all 5,750,000 outstanding shares of Class B common stock held by the sponsor were converted into an equal number of shares of Class A common stock. This conversion was done to ensure that the Company remained in compliance with Nasdaq’s continuing listing requirements (market value of listed securities) prior to Closing. This conversion will have no effect on the consideration to be issued to the former holders of founder shares under the Business Combination Agreement. The Business Combination Agreement provides that each of these shares of Class A common stock formerly held by the sponsor will be cancelled in exchange for one PubCo Ordinary Share upon the Closing of the Business Combination. However, 1,350,000 of the PubCo Ordinary Shares issued to the sponsor in the Business Combination in exchange for Class A common stock (the “Sponsor Earnout Shares”) will not vest unless and until within the fifth anniversary of the closing of the Business Combination (a) the volume weighted average price of the PubCo Ordinary Shares on Nasdaq is greater than or equal to $12.50 per share over any 20 trading days within any 30-day trading period or (b) a change of control of PubCo occurs. In connection with the Business Combination Agreement, the Sponsor has agreed to surrender all of the private placement warrants for no additional consideration.

On March 11, 2024, the parties entered into Amendment No. 1 to the Business Combination Agreement. The primary terms of the amendment to the Business Combination Agreement are as follows:

●	(x) 20,588,235 PubCo Ordinary Shares to be held by Baird Medical at Closing (70% of such shares) shall be fully vested and freely tradable and (y) 8,823,529 PubCo Ordinary Shares to be held by Baird Medical at Closing (30% of such shares) shall be subject to vesting and forfeiture as described below (the “Baird Medical Earnout Shares”).
●	The Baird Medical Earnout Shares shall become fully vested if prior to the eighth anniversary of the Effective Time, the VWAP of PubCo Ordinary Shares is greater than or equal to $12.50 (the “Price Target”) over any 20 trading days within any 30-day trading period.
●	In the event that there is a Change of Control of PubCo prior to the eighth anniversary of the Effective Time, and the corresponding valuation of PubCo Ordinary Shares implied by that Change of Control is greater than or equal to the Price Target, the Baird Medical Earnout Shares shall become fully vested immediately prior to such Change of Control.

●	All references to SPAC Closing Cash needing to be at least $15.0 million have been removed from the Business Combination Agreement.
●	The Maximum Extension Date has been changed from June 25, 2024 to May 25, 2024.

Closing of the Business Combination is subject to the satisfaction of customary closing conditions, including the filing of a registration statement registering the PubCo Ordinary Shares issuable in the Business Combination, a vote of a majority of the Company’s outstanding shares of common stock in favor thereof

Going Concern and Management’s Plan

As of December 31, 2023, the Company had cash of $45,219 and working capital deficit of $9,947,406.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Investments held in Trust Account

As of December 31, 2023 and 2022, the Company had approximately $24 million and $237.7 million in cash and investments held in the Trust Account, respectively. During the years ended December 31, 2023 and December 31, 2022, the Company withdrew $1,418,786 and $162,654, respectively, from interest earned on the Trust Account, to pay Federal income taxes and Delaware franchise taxes.

Offering Costs associated with an Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $876,465 consisted principally of costs incurred in connection with preparation for the Initial Public Offering such as professional fees and listing and filing fees. These offering costs, together with the underwriter fees of $12,650,000, were allocated between temporary equity and the Public Warrants in a relative fair value method upon completion of the Initial Public Offering. During 2023, 80% of the deferred underwriting fees originally in the amount of $8,050,000 have been waived for the Business Combination by UBS Securities LLC and KeyBanc Capital Markets Inc., two of the underwriters in the IPO, leaving $1,610,000 of deferred underwriting fees payable upon closing.

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the Class A common stock subject to possible redemption in the amount of $23,750,019 and $236,903,730 is presented as temporary equity, outside of the Stockholders’ equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2023 and 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2021	$234,600,000
Remeasurement adjustment of carrying value to redemption value	2,303,730
Class A common stock subject to possible redemption – December 31, 2022	236,903,730
Remeasurement adjustment of carrying value to redemption value	3,874,002
Redemptions and withdrawals	(217,027,714)
Class A common stock subject to possible redemption – December 31, 2023	$23,750,019

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Class A redeemable common stock
Numerator: Income (loss) allocable to Class A redeemable common stock	$(2,041,220)	$498,494
Denominator: Basic and diluted weighted average shares outstanding	9,417,482	23,000,000
Basic and diluted net income (loss) per share, Class A redeemable common stock	$(0.22)	$0.02
Class A & B non-redeemable common stock
Numerator: Income (loss) allocable to Class A & Class B non-redeemable common stock	$(1,246,301)	124,624
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class A & B non-redeemable common stock	$(0.22)	$0.02

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

There were no new pronouncements adopted in 2023. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Pursuant to the Business Combination Agreement and the transactions contemplated thereby, the Private Placement Warrants will be cancelled at the closing, with no additional consideration issued to the holder thereof in exchange therefor.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ overallotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter. All of the Founder Shares were converted into Class A common stock on October 25, 2023.

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

In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 shares of ExcelFin Class A Common Stock (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,250,000 shares of ExcelFin Class A Common Stock held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

Promissory Note-Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On October 25, 2021, the related party promissory note discussed above was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023. On October 26, 2023, the Company and the Sponsor amended and restated the Working Capital Loan originally issued by the Sponsor to the Company on March 18, 2021 (as amended on October 25, 2021 and May 3, 2023). The sole purpose of this amendment was to extend the maturity date of the promissory note from the previous business combination deadline of October 25, 2023 to the new business combination deadline of April 25, 2024, which was approved by the Company’s stockholders at a special meeting held on October 20, 2023. The maturity date of the Working Capital Loan is the earlier of (i) April 25, 2024 or (ii) the date on which the Company consummates its initial business combination. As of December 31, 2023 and 2022, the Company had approximately $1,296,654 and $300,000 in related party loans outstanding, respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NASDAQ, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During each of the years ended December 31, 2023 and December 31, 2022, the Company recorded $120,000 for services under the administrative services agreement.

As of December 31, 2023 and 2022, the total outstanding amounts due to this related party was $322,724 and $201,058, respectively, and is included within the due to related parties on the accompanying balance sheets.

Financial Services Agreement — Related Party

The Company was obligated to pay Fin VC, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company. This agreement terminated on December 31, 2022. During the years ended December 31, 2023 and 2022, zero and $450,000, respectively has been recognized as a related party expense in the statements of operations. As of December 31, 2023 and 2022, there was $0 and $337,500 due to Fin VC and is included within due to related parties on the accompanying balance sheets.

Forward Purchase Agreements

Two affiliates of the Sponsor (the “Sponsor Affiliates”) had the right to purchase up to 6,500,000 units, each consisting of one share of Class A common stock and one-third of a warrant, for an aggregate purchase price of up to $65,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The Sponsor Affiliates have not elected to purchase any securities under the forward purchase agreement.

The Company accounts for the forward purchase agreements (FPA) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA meets the criteria for equity treatment thereunder, each FPA will be recorded as equity.

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor purchased, 11,700,000 private placement warrants upon the closing of our initial public offering for a purchase price of $11,700,000, of which $9,200,000 was deposited into the trust account. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. The Company subsequently deposited approximately $132,000 into the Trust Account as was required to effect the initial three - month extension approved as part of the Second Extension Amendment Proposal (through January 25, 2024), and has since made two equal deposits of approximately $44,031 to effect two additional one - month extensions through March 25, 2024 and expected to make an additional deposit of $44,031 to extend through April 25,2024. to effect three additional one - month extensions (through April 25, 2024). The funds for the extensions were initially provided to the Company by the Sponsor. Under the Business Combination Agreement described below, Betters is obligated to reimburse and has reimbursed the Company for the full amount of these extension payments.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. UBS Securities LLC and KeyBanc Capital Markets Inc., two of the underwriters in the IPO, waived 80% of the deferred underwriting fees originally in the amount of $8,050,000 have been waived for the Business Combination leaving $1,610,000 of deferred underwriting fees payable upon closing. The UBS Securities waiver applies solely to the Business Combination with Baird Medical, while the KeyBanc waiver applies to any business combination. Neither UBS Securities nor KeyBanc communicated to the Company the reasons for its waiver of the deferred underwriting fees, and ExcelFin did not correspond with UBS Securities or KeyBanc about the reasons for their waiver of fees. Such waivers were provided without any consideration from the Company and without any conditions.

On October 25, 2021, the underwriters purchased an additional 3,000,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,750,000 and no shares of Class A common stock issued or outstanding. As of December 31, 2023 and 2022, 2,201,533 and 23,000,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

On October 25, 2023, the Sponsor, which held of record 5,750,000 shares of Class B common stock, exercised its right to convert all of such shares into an equal number of shares of ExcelFin Class A common stock. This conversion was done to ensure that ExcelFin remained in compliance with Nasdaq’s continuing listing requirements (market value of listed securities) prior to Closing. This conversion will have no effect on the consideration to be issued to the former holders of Class B common stock under the Business Combination Agreement.

Class B common stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. All of the outstanding shares of Class B common stock were converted into Class A common stock on October 25, 2023. As of December 31, 2023 and 2022, there were zero and 5,750,000 shares, respectively, of Class B common stock issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above. In connection with the Business Combination Agreement, the Sponsor has agreed to surrender all of the Private Placement Warrants for no additional consideration. However, the Sponsor will be issued up to 4,500,000 PubCo Ordinary Shares (including 1,350,000 Earnout Shares) in exchange for its founder shares from which the Sponsor may recover its investment in the Private Placement Warrants.

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

Prior to October 26, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a - 7 under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3 (a) (1) (A) of the Investment Company Act), prior to the 24 - month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account. As of December 31, 2023, the Trust Account was in cash, not investments held at fair value,

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2022:

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account	1	$237,735,165

NOTE 9 —INCOME TAXES

The Company’s net deferred tax assets as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$9,474	$—
Startup/organizational costs	1,561,971	499,292
Total deferred tax assets	1,571,445	499,292
Valuation Allowance	(1,561,971)	(499,292)
Deferred tax asset, net of allowance	$9,474	$—

As of December 31, 2023 and 2022, the Company had $0 of U.S. federal net operating loss (‘NOL”) carryovers and $240,000 of state NOL carryovers available to offset future taxable income.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company accrued $130,909 unrecognized tax benefit related to amortizing startup costs for the period ending December 31, 2023.

Below is breakdown of the income tax provision for the years ended December 31, 2023 and December 31, 2022.

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Federal
Current	$985,212	$620,346
Deferred	(815,393)	(352,928)
State and local
Current	—	—
Deferred	(247,286)	—
Change in valuation allowance	1,062,679	352,928
Income tax provision	$985,212	$620,346

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance against startup/ organizational costs. For the years ended December 31, 2023 and December 31,2022, the change in the valuation allowance was $1,062,679 and $352,928, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and December 31, 2022 is as follows:

		For the Period From
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
State Taxes	4.0%	—%
M&A Costs	(28.8)%	—%
Uncertain Tax Posittion	3.8%	—%
State Rate Changes	4.1%	—%
Other	(0.7)%	—%
Valuation allowance	(46.2)%	28.9%
Income tax provision	(42.8)%	49.9%

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and December 31, 2022, due mainly to merger costs and the valuation allowance recorded on the Company’s deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open.

NOTE 10 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as follows:

As part of the extension, the Company subsequently deposited approximately $132,000 into the Trust Account as was required to effect the initial three-month extension (through January 24, 2024), and has since made two equal deposits in January and February 2024 of approximately $44,031 to effect two additional one-month extensions through March 25, 2024 and is expected to make an additional deposit to extend through April 25,2024.

On January 12, 2024, the Sponsor advanced $1,160,000 to the Company to fund general and administrative expenses.

On March 11, 2024, the parties entered into Amendment No. 1 to the Business Combination Agreement. See Note 1 above for a description of this Amendment.