Form 10-Q
period 2024-03-31
ExcelFin Acquisition Corp.
filed 2024-05-14
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

(917) 209-8581
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

As of May 14, 2024, there were 7,289,316 shares of Class A common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$608,811	$45,219
Prepaid expenses	88,069	72,319
Total Current Assets	696,880	117,538
Cash held in the Trust Account	24,380,902	23,995,629
Deferred Tax Asset	5,570	9,474
Total Assets	$25,083,352	$24,122,641

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$7,101,692	$5,874,382
Excise tax payable	2,170,277	2,170,277
Income tax payable	94,659	96,158
Franchise tax payable	86,400	36,400
Unrecognized tax benefit	152,821	130,909
Accrued offering costs	400,907	400,907
Due to related parties	1,513,093	322,724
Working capital loan - Sponsor	1,296,654	1,296,654
Total Current Liabilities	12,816,503	10,328,411
Deferred underwriting compensation	1,610,000	1,610,000
Total liabilities	14,426,503	11,938,411

COMMITMENTS AND CONTINGENCIES (Note 6)

Common stock, subject to possible redemption (2,201,533 shares at redemption value)	24,046,528	23,750,019
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 authorized, 5,750,000 issued and outstanding as of March 31, 2024, and December 31, 2023 (excluding 2,201,533 shares subject to possible redemption as of March 31, 2024 and December 31, 2023)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,390,254)	(11,566,364)
Total Stockholders’ Deficit	(13,389,679)	(11,565,789)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$25,083,352	$24,122,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2024	2023
EXPENSES
Financial services and administrative fee - related party	$30,000	$30,000
Franchise tax	50,000	50,000
General and administrative	1,742,666	427,958
TOTAL EXPENSES	1,822,666	507,958

OTHER INCOME
Income earned on Investments held in Trust Account	253,181	2,521,328
TOTAL OTHER INCOME	253,181	2,521,328

Net (loss) income before provision for income taxes	(1,569,485)	2,013,370
Provision for income taxes	46,572	518,979
Net (loss) income	$(1,616,057)	$1,494,391
Weighted average number of shares of Class A redeemable common stock outstanding, basic and diluted	2,201,533	23,000,000
Basic and diluted net (loss) income per share of Class A redeemable common stock	$(0.20)	$0.05
Weighted average number of shares of Class A & Class B non - redeemable common stock outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net (loss) income per share of Class A & Class B non - redeemable common stock	$(0.20)	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Additional
	Non-Redeemable Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	5,750,000	$575	$—	$(11,566,364)	$(11,565,789)
Current period remeasurement to redemption value	—	—	—	(296,509)	(296,509)
Capital contribution from Sponsor				88,676	88,676
Net loss	—	—	—	(1,616,057)	(1,616,057)
Balance as of March 31, 2024	5,750,000	$575	$—	$(13,390,254)	$(13,389,679)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(8,806,536)	$(8,805,961)
Current period remeasurement to redemption value	—	—	—	(1,952,348)	(1,952,348)
Net income	—	—	—	1,494,391	1,494,391
Balance as of March 31, 2023	5,750,000	$575	$—	$(9,264,493)	$(9,263,918)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss) income	$(1,616,057)	$1,494,391
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(253,181)	(2,521,328)
Changes in operating assets and liabilities:
Prepaid expenses	(15,750)	89,946
Income tax payable	(1,499)	518,979
Franchise tax payable	50,000	(161,090)
Unrecognized tax benefit	21,912	—
Deferred tax asset	3,904	—
Accounts payable and accrued expenses	1,227,310	189,758
Net Cash Used In Operating Activities	(583,361)	(389,344)

Cash Flows From Investing Activities:
Deposits into Trust Account	(132,092)	—
Withdrawal of trust account funds for taxes	—	211,090
Net Cash Used In / Provided by Investing Activities	(132,092)	211,090

Cash Flows From Financing Activities:
Capital contribution from Sponsor	88,676	—
Advances from related party	1,190,369	(305,833)
Proceeds from Working Capital Loan	—	502,450
Net Cash Provided by Financing Activities	1,279,045	196,617

Net change in cash	563,592	18,363
Cash at beginning of year	45,219	351,432
Cash at end of period	$608,811	$369,795

Supplemental Disclosure of Non-cash Financing Activities:
Current period remeasurement to redemption value	$296,509	$1,952,348

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $608,811 was held outside of the Trust Account on March 31, 2024, and was available for working capital purposes. The $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Baird Medical, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Baird Medical were to be terminated for any reason.

Following the closing of the Initial Public Offering on October 25, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. Until October 26, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the

Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account.

On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of the Company’s Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of the Company’s Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. The Company deposited $132,000 into the Trust Account providing the extension to complete the initial business combination to January 25, 2024, and subsequently, made three equal monthly deposits in January, February, and March 2024 of $44,031 each extending the initial business combination period to April 25, 2024. On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 662,217 shares of the Company’s Class A common stock (representing 30% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with those three redemptions, approximately $224.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $16.8 million. On April 25, 2024, the Company deposited approximately $38,500 into the Trust Account as was required to effect the initial one-month extension approved as part of the Third Extension Amendment Proposal extending the period for an initial business combination to May 25, 2024, and ability to continue one-month extensions through July 25, 2024 if additional deposits into the Trust Account are made accordingly.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

In connection with the redemptions, the Company recorded excise tax liability of $2.17 million.

In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 shares of Class A common stock of the Company (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,250,000 shares of Class B common stock of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

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

On March 11, 2024, the Parties entered into a First Amendment to the Business Combination Agreement, the primary terms of which are:

●	(x) 20,588,235 PubCo Ordinary Shares to be held by Betters at Closing (70% of such shares) shall be fully vested and freely tradable and (y) 8,823,529 PubCo Ordinary Shares to be held by Betters at Closing (30% of such shares) shall be subject to vesting and forfeiture as described below (the “Betters Earnout Shares”).
●	The Betters Earnout Shares shall become fully vested if prior to the eighth anniversary of the Effective Time, the VWAP of PubCo Ordinary Shares is greater than or equal to $12.50 (the “Price Target”) over any 20 trading days within any 30-day trading period.
●	In the event that there is a Change of Control of PubCo prior to the eighth anniversary of the Effective Time, and the corresponding valuation of PubCo Ordinary Shares implied by that Change of Control is greater than or equal to the Price Target, the Betters Earnout Shares shall become fully vested immediately prior to such Change of Control.
●	All references to SPAC Closing Cash needing to be at least $15.0 million have been removed from the Business Combination Agreement.
●	The Maximum Extension Date has been changed from June 25, 2024 to May 25, 2024.

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

If the Company has not completed a Business Combination and/or made the required contributions into the Trust Account by July 25, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

As of March 31, 2024, the Company had cash of $608,811 and a working capital deficit of $11,785,743.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases made during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “U.S. Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

The Company determined that the $217,027,714 in trust account value relating to the Class A common stock redeemed (as noted above) is subject to the excise tax. Accordingly, an excise tax payable of $2,170,277 was recognized upon the redemptions and was recorded as a liability on the unaudited condensed balance sheet and as a charge to Accumulated Deficit. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future stock issuances within the same annual period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2023 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024, and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. Certain reclassifications revisions have been made to prior-period financial statements to conform to the current-period presentation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments held in Trust Account

As of March 31, 2024 and December 31, 2023, the Company had approximately $24.4 million and $24 million in investments held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $24,046,528 and $23,750,019 is presented as temporary equity, outside of the stockholders equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2022	$236,903,730
Remeasurement adjustment of carrying value to redemption value	3,874,002
Redemptions and withdrawals	(217,027,714)
Class A common stock subject to possible redemption – December 31, 2023	23,750,019
Remeasurement adjustment of carrying value to redemption value	296,509
Class A common stock subject to possible redemption – March 31, 2024	$24,046,528

Net (loss) income per share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings and losses per share of common stock is the same as basic earnings and losses per share of common stock for the periods presented. The warrants are exercisable to purchase shares of 11,500,000 Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Class A redeemable common stock
Numerator: (Loss) income allocable to Class A redeemable common stock	$(447,436)	$1,195,513
Denominator: Basic and diluted weighted average shares outstanding	2,201,533	23,000,000
Basic and diluted net (loss) income per share, Class A redeemable common stock	$(0.20)	$0.05

Class A & B non-redeemable common stock
Numerator: (Loss) income allocable to Class A & B non-redeemable common stock	$(1,168,621)	$298,878
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class A & B non-redeemable common stock	$(0.20)	$0.05

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were $152,821 and zero unrecognized tax benefits and $130,909 and zero amounts accrued for interest and penalties as of March 31, 2024, and 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s effective tax rate was (3.0)% and 25.8% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2024, and 2023, due to changes in the valuation allowance on the deferred tax assets and nondeductible transaction costs.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 shares of Class A common stock of the Company (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,250,000 shares of Class B common stock of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

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

Working Capital Loan - Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000. On February 28, 2023, the Company borrowed an additional $502,450 under the Working Capital Loan. On May 3, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of April 25, 2023 to the new business combination deadline of October 25, 2023. On October 31, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of October 25, 2023 to the new business combination deadline of April 25, 2024. On April 25, 2024, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of April 25, 2024 to the new business combination deadline of July 25, 2024. The maturity date of the Working Capital Loan is the earlier of (i) July 25, 2024 or (ii) the date on which the Company consummates its initial business combination. As of March 31, 2024, and December 31, 2023, the amount outstanding on the Working Capital Loan was $1,296,654.

The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business

Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024, and 2023, the Company recorded $30,000 for services under the administrative services agreement.

Advances from Related Party

As of March 31, 2024, and December 31, 2023, $1,513,093 and $322,724, respectively, have been provided to the Company outside of any Working Capital Loan advances by the Sponsor and were outstanding and included in due to related parties on the accompanying balance sheets.

Financial Services Agreement — Related Party

The Company was obligated to pay Fin Capital, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company through the earlier of December 31, 2022 or the closing of the business combination. Accordingly, during the three months ended March 31, 2024 and 2023, $0 has been incurred as an expense to related party Fin Capital for these services, respectively. As of March 31, 2024 and December 31, 2023, there was $0 due to Fin Capital and is included in due to related parties on the accompanying balance sheets.

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

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor purchased, 11,700,000 private placement warrants upon the closing of our initial public offering for a purchase price of $11,700,000, of which $9,200,000 was deposited into the trust account. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023, to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. The Company subsequently deposited approximately $132,000 into the Trust Account as was required to effect the initial three - month extension approved as part of the Second Extension Amendment Proposal (through January 25, 2024), and has since made three equal deposits of approximately $44,031 to effect three additional one - month extensions through April 25, 2024. On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. The Company subsequently deposited approximately $38,500 into the Trust Account as was required to effect the initial one-month extension approved as part of the Third Extension Amendment Proposal. The funds for the extensions were initially provided to the Company by the Sponsor. Under the Business Combination Agreement described below, Betters is obligated to reimburse and has reimbursed the Company for the full amount of these extension payments.

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

On July 18, 2023, the Company engaged Roth Capital Partners, LLC (“Roth”) to serve as a capital markets advisor. On September 7, 2023, the Company engaged Haitong International Securities (USA) Inc. (“HTI-USA”) to act as a placement agent in connection with a potential PIPE Investment. Upon the consummation of the Business Combination, each of Roth and HTI-USA will be paid an advisory fee of $500,000 and a placement agent fee equal to 6.0% of gross proceeds raised by the respective advisor, and will also be entitled to reimbursement for certain of their out-of-pocket expenses.

In connection with the First Amendment to the Business Combination Agreement, which was entered into on March 11, 2024, the Board engaged Houlihan Capital, LLC to provide its opinion with respect to the fairness of the transaction, from a financial point of view to the public stockholder of the Company. Houlihan Capital’s fees to the Company for services in connection with issuing the Opinion were $175,000, with $5,000 of such fee deferred until closing of the Business Combination.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were no shares of Class A common stock issued or outstanding. As of March 31, 2024 and December 31, 2023, 2,201,533 of Class A

common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Class B common stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On October 25, 2023, all outstanding shares of Class B common stock were converted into an equal number of shares of Class A common stock. As of March 31, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding.

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

Prior to October 26, 2023, Company’s portfolio of investments were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less and generally have a readily determinable fair value. Such investments are classified as trading securities. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the Company had $24.4 million and $24 million, respectively, in investments held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2024 and December 31, 2023:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Investments held in Trust Account	1	$24,380,902	$23,995,629

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

On April 10, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Notice states that the Company has 45 calendar days, or until May 28, 2024, to submit a plan to regain compliance with the Minimum Total Holders Rule. On May 6, 2024, the Company submitted a plan to Nasdaq describing how the Company intends to regain such compliance.

On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 662,217 shares of the Company’s Class A common stock (representing 30% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with this redemptions, approximately $7.2 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $16.8 million. The Company subsequently deposited approximately $38,500 into the Trust Account as was required to effect the initial one-month extension approved as part of the Third Extension Amendment Proposal extending the period for an initial business combination to May 25, 2024, and ability to continue one month extensions through July 25, 2024 if additional deposits into the Trust Account are made accordingly.

In addition, at the Third Extension Meeting, the Company’s stockholders approved a proposal to eliminate from the Company’s Certificate of Incorporation the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

On April 25, 2024, the Working Capital Loan was amended and restated to extend the maturity date thereof to July 25, 2024.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2024, we had a net loss of $1,616,057, which consists of operating costs of $1,822,666 and tax expense of $46,572, partially offset by interest income on marketable securities held in the trust account of $253,181.

For the three months ended March 31, 2023, we had a net income of $1,494,391 which consists of interest income on marketable securities held in the trust account of $2,521,328, partially offset by operating expenses of $507,958 and tax expense $518,979.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to July 25, 2024. As of March 31, 2024, the amount outstanding on this Working Capital Loan was $1,296,654. The Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. As of March 31, 2024, we had cash of $608,811 held outside of the trust account. The $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Baird Medical, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Baird Medical were to be terminated for any reason.

On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of the Company’s Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to

April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of the Company’s Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. The Company deposited $132,000 into the Trust Account providing the extension to complete the initial business combination to January 25, 2024, and subsequently, made three equal monthly deposits in January, February, and March 2024 of $44,031 each extending the initial business combination period to April 25, 2024. On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 662,217 shares of the Company’s Class A common stock (representing 30% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $224.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $16.8 million. The Company subsequently deposited approximately $38,500 into the Trust Account as was required to effect the initial one-month extension approved as part of the Third Extension Amendment Proposal extending the period for an initial business combination to May 25, 2024, and ability to continue one month extensions through July 25, 2024 if additional deposits into the Trust Account are made accordingly. Prior to that redemption, approximately $0.4 million was withdrawn from the trust account to pay income and franchise taxes.

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

Pursuant to the Business Combination Agreement (a) on August 2, 2023, Betters contributed all of the issued shares of Tycoon held by Betters (“Company Shares”) to PubCo in exchange for PubCo Ordinary Shares such that Tycoon became a wholly-owned subsidiary of PubCo and Betters received in exchange therefor 29,411,764 PubCo Ordinary Shares (the “Share Contribution”) that have an aggregate value equal to Three Hundred Million Dollars ($300,000,000); and (b) after a special meeting of the stockholders of the Company approving the transactions, Merger Sub will merge with and into ExcelFin, with ExcelFin continuing as the surviving entity and wholly-owned subsidiary of PubCo (the “Merger”). However, 8,823,529 of the PubCo Ordinary Shares issued to Baird Medical (the “Baird Medical Earnout Shares”) will not vest unless and until within the eighth anniversary of the closing of the Business Combination (a) the volume weighted average price of the PubCo Ordinary Shares on Nasdaq is greater than or equal to $12.50 per share for any 20 trading days within a 30-day trading period or (b) a change of control of PubCo occurs with an implied value at or above $12.50 per share.

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

On March 11, 2024, the Parties entered into a First Amendment to the Business Combination Agreement, the primary terms of which are:

●	(x) 20,588,235 PubCo Ordinary Shares to be held by Betters at Closing (70% of such shares) shall be fully vested and freely tradable and (y) 8,823,529 PubCo Ordinary Shares to be held by Betters at Closing (30% of such shares) shall be subject to vesting and forfeiture as described below (the “Betters Earnout Shares”).
●	The Betters Earnout Shares shall become fully vested if prior to the eighth anniversary of the Effective Time, the VWAP of PubCo Ordinary Shares is greater than or equal to $12.50 (the “Price Target”) over any 20 trading days within any 30-day trading period.
●	In the event that there is a Change of Control of PubCo prior to the eighth anniversary of the Effective Time, and the corresponding valuation of PubCo Ordinary Shares implied by that Change of Control is greater than or equal to the Price Target, the Betters Earnout Shares shall become fully vested immediately prior to such Change of Control.
●	All references to SPAC Closing Cash needing to be at least $15.0 million have been removed from the Business Combination Agreement.
●	The Maximum Extension Date has been changed from June 25, 2024 to May 25, 2024.

Closing of the Business Combination is subject to the satisfaction of customary closing conditions, including the filing of a registration statement registering the PubCo Ordinary Shares issuable in the Business Combination and a vote of a majority of the Company’s outstanding shares of common stock in favor thereof.

As of March 31, 2024, we had cash and marketable securities held in the trust account of $24,380,902. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2024, the increase in cash was $563,592. For the three months ended March 31, 2024, cash used in operating activities was $583,361. The net loss of $1,616,057 was affected by interest earned on investments held in the trust account of $253,181 and changes in operating assets and liabilities used $1,285,877 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $389,344. The net income of $1,494,391 was affected by interest earned on investments held in the trust account of $2,521,328 and changes in operating assets and liabilities provided $637,593 of cash for operating activities.

As of March 31, 2024, we have available to us $608,811 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to July 25, 2024. As of March 31, 2024, the amount outstanding on this Working Capital Loan was $1,296,654. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share. In addition to the Working Capital Loan, the Sponsor advanced capital to the Company to fund ongoing business operations. As of March 31, 2024, the amount outstanding on the Advance from Related Party was $1,513,093.

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

RELATED PARTY TRANSACTIONS

In March 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for $25,000, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash used to purchase such shares by the number of founder shares issued. In connection with the First Extension Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 5,020,000 shares of Class A common stock of the Company (“Non-Redeemed Shares”) in connection with the First Extension Meeting. In exchange for the foregoing commitments, the Sponsor has agreed to transfer an aggregate of 1,250,000 Founder Shares held by the Sponsor to such third parties immediately following consummation of an initial business combination provided such parties continue to hold such Non-Redeemed Shares through the First Extension Meeting.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to July 25, 2024. As of March 31, 2024 and December 31, 2023, there were $1,296,654 outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

Class A ordinary shares subject to possible redemption

In connection with the votes to approve extending the date by which the Company must complete its initial business combination, the holders of an aggregate of 21,460,684 shares of the Company’s Class A common stock properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $224.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $16.8 million.

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024, and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $24,046,528 and $23,750,019, respectively are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023- 09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the calendar quarter ended March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our unaudited condensed financial statements filed with the SEC. These errors were remedied by restating the

June 30, 2022 Form 10-Q, and subsequently, management of the Company has been implementing enhanced management review and reconciliation controls to evaluate EDGAR documents prior to filing to prevent or detect a material misstatement in the financial reporting process. However, as of March 31, 2024 such material weakness is not considered remediated.

In connection with the review of the Quarterly Report on Form 10-Q for the period ending March 31, 2023, it was determined that a related party expense was recorded incorrectly due to ineffective review and reconciliation of such related party transactions. A similar incorrect journal entry was identified during the quarter ended December 31, 2023. While management of the Company has intended to implement enhanced review and reconciliation controls to ensure the timely and accurate recording of related party transactions, as of March 31, 2024 such material weakness is not considered remediated.

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

Changes in Internal Control over Financial Reporting

To address the aforementioned material weaknesses associated with EDGAR filings and related party transactions, management of the Company has implemented additional review and reconciliation controls.

The Company has also addressed the weakness associated with vendor management and payment processing. Management has devoted significant efforts and resources to remediate and improve our system for verification of which invoices to pay.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

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

In connection with the votes to approve extending the date by which the Company must complete its initial business combination, the holders of an aggregate of 21,460,684 shares of the Company’s Class A common stock properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $224.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $16.8 million.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

First Amendment to Business Combination Agreement dated as of March 11, 2024, by and among ExcelFin Acquisition Corp., Betters Medical Investment Holdings Limited, Baird Medical Investment Holdings Limited, Betters Medical Merger Sub, Inc. and Tycoon Choice Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 12, 2024)

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

EXCELFIN ACQUISITION CORP.

Date: May 14, 2024	/s/ Joe Ragan
	Name:	Joe Ragan
	Title:	Chief Executive Officer & Chief Financial Officer