Form 10-Q
period 2024-06-30
ExcelFin Acquisition Corp.
filed 2024-08-19
CIK 1852749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 19, 2024, there were 6,583,986 shares of Class A common stock, $0.0001 par value, issued and outstanding.

EXCELFIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EXCELFIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$110,602	$45,219
Prepaid expenses	92,801	72,319
Total Current Assets	203,403	117,538
Cash held in trust	17,103,287	23,995,629
Income Tax Receivable	203,916	—
Deferred Tax Asset	3,845	9,474
Total Assets	$17,514,451	$24,122,641

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$7,600,692	$5,874,382
Excise tax payable	2,242,508	2,170,277
Income taxes payable	—	96,158
Franchise tax payable	134,800	36,400
Unrecognized tax benefit	182,975	130,909
Accrued offering costs	400,907	400,907
Due to related parties	1,543,095	322,724
Working capital loan - Sponsor	1,296,653	1,296,654
Total Current Liabilities	13,401,630	10,328,411
Deferred underwriting compensation	1,610,000	1,610,000
Total liabilities	15,011,630	11,938,411

Commitments and Contingencies (Note 6)

Common stock, subject to possible redemption (1,539,316 and 2,201,533 shares at redemption value as of June 30, 2024, and December 31, 2023, respectively)	16,677,857	23,750,019
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 authorized, 5,750,000 issued and outstanding as of June 30, 2024, and December 31, 2023 (excluding 1,539,316 and 2,201,533 shares subject to possible redemption as of June 30, 2024, and December 31, 2023, respectively)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,175,611)	(11,566,364)
Total Stockholders’ Deficit:	(14,175,036)	(11,565,789)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,514,451	$24,122,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
Financial services and admin fee - related party	$30,000	$30,000	$60,000	$60,000
Franchise tax	50,000	51,622	100,000	101,622
General and administrative	935,684	3,394,865	2,678,350	3,822,823
TOTAL EXPENSES	1,015,684	3,476,487	2,838,350	3,984,445

OTHER INCOME
Income earned on Cash and Investments held in Trust Account	198,002	1,376,395	451,183	3,897,723
TOTAL OTHER INCOME	198,002	1,376,395	451,183	3,897,723

Net (loss) before provision for income taxes	(817,682)	(2,100,092)	(2,387,167)	(86,722)
Provision for income taxes	41,049	278,202	87,621	797,181
Net (loss)	$(858,731)	$(2,378,294)	$(2,474,788)	$(883,903)
Weighted average number of shares Class A redeemable common stock outstanding, basic and diluted	1,721,244	7,390,393	1,961,388	15,152,076
Basic and diluted net (loss) per share of Class A redeemable common stock	$(0.11)	$(0.18)	$(0.32)	$(0.04)
Weighted average number of shares of Class A & Class B non - redeemable common stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) per share of Class A & Class B non - redeemable common stock	$(0.11)	$(0.18)	$(0.32)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	5,750,000	$575	$—	$(11,566,364)	$(11,565,789)
Current period remeasurement to redemption value	—	—	—	(296,509)	(296,509)
Capital contribution from Sponsor	—	—	—	88,676	88,676
Net loss	—	—	—	(1,616,057)	(1,616,057)
Balance as of March 31, 2024	5,750,000	$575	$—	$(13,390,254)	$(13,389,679)
Current period remeasurement to redemption value	—	—	—	145,605	145,605
Excise tax on Class A common stock redemption	—	—	—	(72,231)	(72,231)
Net loss	—	—	—	(858,731)	(858,731)
Balance as of June 30, 2024	5,750,000	575	—	$(14,175,611)	$(14,175,036)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(8,806,536)	$(8,805,961)
Current period remeasurement to redemption value	—	—	—	(1,952,348)	(1,952,348)
Net income	—	—	—	1,494,391	1,494,391
Balance as of March 31, 2023	5,750,000	$575	$—	$(9,264,493)	$(9,263,918)
Current period remeasurement to redemption value	—	—	—	(1,046,571)	(1,046,571)
Excise tax on Class A common stock redemption	—	—	—	(1,893,966)	(1,893,966)
Net loss	—	—	—	(2,378,294)	(2,378,294)
Balance as of June 30, 2023	5,750,000	575	—	$(14,583,324)	$(14,582,749)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCELFIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(2,474,788)	$(883,903)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Income earned on Cash and Investments held in Trust Account	(451,183)	(3,897,723)
Changes in operating assets and liabilities:
Due to related parties	—	(275,834)
Prepaid expenses	(20,482)	204,893
Income tax payable (receivable)	(300,074)	(329,695)
Franchise tax payable	98,400	(111,090)
Unrecognized tax benefit	52,066	—
Deferred tax asset	5,629	—
Accounts payable and accrued expenses	1,726,308	3,216,005
Net Cash Used in Operating Activities	(1,364,124)	(2,077,347)

Cash Flows From Investing Activities:
Cash redemption withdrawn from Trust Account	7,223,066	189,396,563
Deposits into Trust Account	(247,541)	—
Withdrawal of trust account funds for taxes	368,000	1,418,788
Net Cash Provided by Investing Activities	7,343,525	190,815,351

Cash Flows From Financing Activities:
Payments made in relation to redemptions of Class A common stock	(7,223,066)	(189,396,563)
Payments for offering costs	—	(15,000)
Capital contribution from Sponsor	88,676	—
Advances from related party	1,220,371	—
Proceeds from Working Capital Loan	—	502,450
Net Cash Used in Financing Activities	(5,914,019)	(188,909,113)

Net change in cash	65,383	(171,109)
Cash at beginning of period	45,219	351,432
Cash at end of period	$110,602	$180,323

Supplemental disclosure of cash flow information:
Cash Paid for Taxes	$371,456	$1,128,498

Supplemental Disclosure of Non-cash Financing Activities:
Current period remeasurement to redemption value	$150,904	$2,998,919
Excise tax on Class A common stock redemptions	$72,231	$1,893,966

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of October 25, 2021, transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with U S Bank acting as trustee (the “Trust Account”), $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. Cash of $110,602 was held outside of the Trust Account on June 30, 2024, and was available for working capital purposes. The $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Betters, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Betters were to be terminated for any reason.

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

On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of the Company’s Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of the Company’s Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. The Company deposited $132,000 into the Trust Account providing the extension to complete the initial business combination to January 25, 2024, and subsequently, made three equal monthly deposits in January, February, and March 2024 of $44,031 each extending the initial business combination period to April 25, 2024. On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 662,217 shares of the Company’s Class A common stock (representing 30% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. The Company deposited made three equal monthly deposits in April, May, and June 2024 of $38,483 each extending the initial business combination period to July 25, 2024. On July 24, 2024, the Company held a special meeting of stockholders (the “Fourth Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from July 25, 2024 to December 25, 2024 (the “Fourth Extension Amendment Proposal”), and the stockholders approved the Fourth Extension Amendment Proposal at that meeting. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 705,330 shares of the Company’s Class A common stock (representing approximately 46% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with this these redemptions, approximately $7.7 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $9.1 million. The Company subsequently deposited approximately $25,020 into the Trust Account as was required to effect the initial one-month extension approved as part of the Fourth Extension Amendment Proposal extending the period for an initial business combination to August 25, 2024, and ability to continue one month extensions through December 25, 2024 if additional deposits into the Trust Account are made accordingly.

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

In connection with the redemptions, the Company recorded an excise tax liability of $2.24 million.

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

On May 16, 2024, the Parties entered into a Second Amendment to the Business Combination Agreement, the primary terms of which were to extend the Maximum Extension Date from May 25, 2024 to August 25, 2024. On June 17, 2024, the Parties entered into a Third Amendment to the Business Combination Agreement, the primary terms of which were to provide that:

●	Betters Medical Merger Sub 2, Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo (“Merger Sub 2”), and Betters Medical NewCo, LLC, a Delaware limited liability company and a direct, wholly owned Subsidiary of Betters (“NewCo”) are added as parties to the Business Combination Agreement;
●	Prior to Closing, (x) Betters will transfer 1,947,058 PubCo Ordinary Shares to Newco and (y) Cheer Aim Investment Limited and National Hero International Limited, stockholders of Betters, will exchange their ownership interests in Betters for all of the outstanding ownership interests in Newco;

●	Merger Sub 2 will merge with and into Newco, with Newco continuing as the surviving entity and wholly-owned subsidiary of PubCo (the “Second Merger”).
●	In the Second Merger, 1,947,058 PubCo Ordinary Shares transferred by Betters to Newco will be cancelled, and an equal number of PubCo Ordinary Shares will be issued to the Minority Holders;
●	The $5,000,001 net tangible asset closing condition has been removed.

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

If the Company has not completed a Business Combination and/or made the monthly required contributions into the Trust Account of $25,019 providing the ability to extend up to December 25, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

As of June 30, 2024, the Company had cash of $110,602 and a working capital deficit of $12,880,452.

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

On January 24, 2024, the SEC issued final rules (“Final Rules”) which became effective on July 1, 2024, relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete the Business Combination and may increase the costs and time related thereto.

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

The Company determined that the $224,250,779 in trust account value relating to the Class A common stock redeemed (as noted above) is subject to the excise tax. Accordingly, an excise tax payable of $2,242,508 was recognized upon the redemptions and was recorded as a liability on the unaudited condensed balance sheet and as a charge to Accumulated Deficit. The Company accrued $2,170,277 and $72,231 in excise tax in 2023 and 2024, respectively. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability accrued in 2024 for any future stock issuances within the same annual period.

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment of any liability incurred during the period from January 1, 2023, to December 31, 2023, on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024, until paid in full.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited condensed financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2023 filed with the SEC on the Form 10-K. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2024, and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. Certain reclassifications revisions have been made to prior-period financial statements to conform to the current-period presentation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Interest-bearing Cash held in Trust Account

As of June 30, 2024 and December 31, 2023, the Company had approximately $17 million and $24 million in cash held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $16,677,857 and $23,750,019 is presented as temporary equity, outside of the stockholders equity section of the Company’s balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2022	$236,903,730
Remeasurement adjustment of carrying value to redemption value	3,874,002
Redemptions and withdrawals	(217,027,714)
Class A common stock subject to possible redemption – December 31, 2023	23,750,019
Remeasurement adjustment of carrying value to redemption value	150,904
Redemptions and withdrawals	(7,223,066)
Class A common stock subject to possible redemption – June 30, 2024	$16,677,857

Net (loss) per share

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

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2024	2023
Class A redeemable common stock
Numerator: (Loss) allocable to Class A redeemable common stock	$(197,837)	$(1,337,595)
Denominator: Basic and diluted weighted average shares outstanding	1,721,244	7,390,393
Basic and diluted net (loss) per share, Class A redeemable common stock	$(0.11)	$(0.18)

Class A & B non-redeemable common stock
Numerator: (Loss) allocable to Class A & B non-redeemable common stock	$(660,894)	$(1,040,699)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net (loss) per share, Class A & B non-redeemable common stock	$(0.11)	$(0.18)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Class A redeemable common stock
Numerator: (Loss) allocable to Class A redeemable common stock	$(629,461)	$(640,748)
Denominator: Basic and diluted weighted average shares outstanding	1,961,388	15,152,076
Basic and diluted net (loss) per share, Class A redeemable common stock	$(0.32)	$(0.04)

Class A & B non-redeemable common stock
Numerator: (Loss) allocable to Class A & B non-redeemable common stock	$(1,845,327)	$(243,155)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net (loss) per share, Class A & B non-redeemable common stock	$(0.32)	$(0.04)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were $182,975 and zero unrecognized tax benefits and zero amount accrued for interest and penalties as of June 30, 2024, and 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s effective tax rate was (5.02)% and (3.67) % for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was (919.2)% and (13.3)% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended June 30, 2024, and 2023, due to changes in the valuation allowance on the deferred tax assets and nondeductible transaction costs.

While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significantly unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

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

Working Capital Loan - Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000. On February 28, 2023, the Company borrowed an additional $502,450 under the Working Capital Loan. On May 3, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of April 25, 2023 to the new business combination deadline of October 25, 2023. On October 31, 2023, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of October 25, 2023 to the new business combination deadline of April 25, 2024. On April 25, 2024, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of April 25, 2024 to the new business combination deadline of July 25, 2024. On July 24, 2024, the Company and the Sponsor entered into the Amended and Restated Promissory Note to amend and restate the terms of the Working Capital Loan. The sole purpose of this amendment was to extend the maturity date of the Working Capital Loan from the previous business combination deadline of July 25, 2024 to the new business combination deadline of December 25, 2024. The maturity date of the Working Capital Loan is the earlier of (i) December 25, 2024 or (ii) the date on which the Company consummates its initial business combination. As of June 30, 2024, and December 31, 2023, the amount outstanding on the Working Capital Loan was $1,296,654, respectively.

The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share.

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2024, and 2023, the Company recorded $30,000 for services under the administrative services agreement.

Advances from Related Party

As of June 30, 2024, and December 31, 2023, $1,543,095 and $322,724, respectively, have been provided to the Company outside of any Working Capital Loan advances by the Sponsor and were outstanding and included in due to related parties on the accompanying balance sheets.

Financial Services Agreement — Related Party

The Company was obligated to pay Fin Capital, an affiliate of our Sponsor, a total of $112,500 per quarter for consulting, legal, accounting and diligence services beginning at the date of formation of the Company through the earlier of December 31, 2022 or the closing of the business combination. Accordingly, during the three months ended June 30, 2024 and 2023, $0 has been incurred as an expense to related party Fin Capital for these services, respectively. As of June 30, 2024 and December 31, 2023, there was $0 due to Fin Capital and is included in due to related parties on the accompanying balance sheets.

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

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor purchased 11,700,000 private placement warrants upon the closing of our initial public offering for a purchase price of $11,700,000, of which $9,200,000 was deposited into the trust account. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023, to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. The Company subsequently deposited approximately $132,000 into the Trust Account as was required to effect the initial three - month extension approved as part of the Second Extension Amendment Proposal (through January 25, 2024), and has since made three equal deposits of approximately $44,031 to effect three additional one - month extensions through April 25, 2024. On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. The Company subsequently deposited three payments each of approximately $38,483 into the Trust Account as was required to effect the three one-month extensions approved as part of the Third Extension Amendment Proposal. The funds for the extensions were initially provided to the Company by the Sponsor. Under the Business Combination Agreement described below, Betters is obligated to reimburse and has reimbursed the Company for the full amount of these extension payments.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Betters, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Betters were to be terminated for any reason.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were no shares of Class A common stock issued or outstanding. As of June 30, 2024 and December 31, 2023, 1,539,316 and 2,201,533 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Class B common stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On October 25, 2023, all outstanding shares of Class B common stock were converted into an equal number of shares of Class A common stock. As of June 30, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding.

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

Prior to October 26, 2023, Company’s portfolio of investments were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less and generally have a readily determinable fair value. Such investments are classified as trading securities. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account (the “Trustee”), to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on October 26, 2023, the Company and the Trustee entered into an amendment to the Investment Management Trust Agreement dated October 25, 2021, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the Company had $17 million and $24 million, respectively, in cash held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2024 and December 31, 2023:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Cash held in Trust Account	1	$17,103,287	$23,995,629

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

On July 24, 2024, the Company held a special meeting of stockholders (the “Fourth Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from July 25, 2024 to December 25, 2024 (the “Fourth Extension Amendment Proposal”), and the stockholders approved the Fourth Extension Amendment Proposal at that meeting. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 705,330 shares of the Company’s Class A common stock (representing approximately 46% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with these redemptions, approximately $7.7 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $9.1 million. The Company subsequently deposited approximately $25,020 into the Trust Account as was required to effect the initial one-month extension approved as part of the Fourth Extension Amendment Proposal extending the period for an initial business combination to August 25, 2024, and ability to continue one month extensions through December 25, 2024 if additional deposits into the Trust Account are made accordingly.

On July 24, 2024, the Working Capital Loan was amended and restated to extend the maturity date thereof to December 25, 2024.

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

RESULTS OF OPERATIONS AND KNOWN TRENDS OR FUTURE EVENTS

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2024, we had a net loss of $858,731, which consists of operating costs of $1,015,684 and tax expense of $41,049, partially offset by interest income on cash held in the trust account of $198,002.

For the three months ended June 30, 2023, we had net loss of $2,378,294, which consists of operating costs of $3,476,487 and tax expense of $278,202, partially offset by interest income on marketable securities held in trust account of 1,376,395.

For the six months ended June 30, 2024, we had a net loss of $2,474,788, which consists of operating costs of $2,838,350 and tax expense of $87,621, partially offset by interest income on cash held in the trust account of $451,183.

For the six months ended June 30, 2023, we had a net loss of $883,903 which consists of operating expenses of $3,984,445 and tax expense of $797,181 partially offset by interest income on marketable securities held in trust account of $3,897,723.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Our liquidity needs have been satisfied prior to the completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and the borrowing of $300,000 under a non-interest bearing unsecured promissory note prior to the IPO. On October 25, 2021 this obligation was exchanged for a non-interest bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to December 25, 2024. As of June 30, 2024, the amount outstanding on this Working Capital Loan was $1,296,654. The Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Following the Initial Public Offering, the exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $234,600,000 was placed in the trust account and we had $2,500,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred transaction costs amounted to $22,726,465 consisting of $4,600,000 of underwriting fees paid in cash, $8,050,000 of deferred underwriting fees payable, $9,200,000 funded to the trust account and $876,465 of costs related to the Initial Public Offering. As of June 30, 2024, we had cash of $110,602 held outside of the trust account. The $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination. The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Betters, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Betters were to be terminated for any reason.

On April 13, 2023, the Company held a special meeting of stockholders (the “First Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2023 to October 25, 2023 (the “First

Extension Amendment Proposal”), and the stockholders approved the First Extension Amendment Proposal at that meeting. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,211,208 shares of the Company’s Class A common stock (representing 79% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. On October 20, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from October 25, 2023 to April 25, 2024 (the “Second Extension Amendment Proposal”), and the stockholders approved the Second Extension Amendment Proposal at that meeting. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 2,587,259 shares of the Company’s Class A common stock (representing 54% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. The Company deposited $132,000 into the Trust Account providing the extension to complete the initial business combination to January 25, 2024, and subsequently, made three equal monthly deposits in January, February, and March 2024 of $44,031 each extending the initial business combination period to April 25, 2024. On April 25, 2024, the Company held a special meeting of stockholders (the “Third Extension Meeting”) to vote on a proposal to extend the date by which the Company must complete its initial business combination from April 25, 2024 to July 25, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 662,217 shares of the Company’s Class A common stock (representing 30% of the shares of Class A common stock then outstanding) properly exercised their rights to redeem their shares for cash. In connection with those redemptions, approximately $224.0 million was withdrawn from the trust account to fund such redemptions, leaving a balance of approximately $16.8 million. The Company subsequently deposited approximately $38,483 into the Trust Account as was required to effect the initial one-month extension approved as part of the Third Extension Amendment Proposal extending the period for an initial business combination to May 25, 2024, and the ability to continue one month extensions through July 25, 2024 if additional deposits into the Trust Account are made accordingly. Prior to that redemption, approximately $0.4 million was withdrawn from the trust account to pay income and franchise taxes.

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

Pursuant to the Business Combination Agreement (a) on August 2, 2023, Betters contributed all of the issued shares of Tycoon held by Betters (“Company Shares”) to PubCo in exchange for PubCo Ordinary Shares such that Tycoon became a wholly-owned subsidiary of PubCo and Betters received in exchange therefor 29,411,764 PubCo Ordinary Shares (the “Share Contribution”) that have an aggregate value equal to Three Hundred Million Dollars ($300,000,000); and (b) after a special meeting of the stockholders of the Company approving the transactions, Merger Sub will merge with and into ExcelFin, with ExcelFin continuing as the surviving entity and wholly-owned subsidiary of PubCo (the “First Merger”). However, 8,823,529 of the PubCo Ordinary Shares issued to Betters (the “Betters Earnout Shares”) will not vest unless and until within the eighth anniversary of the closing of the Business Combination (a) the volume weighted average price of the PubCo Ordinary Shares on Nasdaq is greater than or equal to $12.50 per share for any 20 trading days within a 30-day trading period or (b) a change of control of PubCo occurs with an implied value at or above $12.50 per share.

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

On May 16, 2024, the Parties entered into a Second Amendment to the Business Combination Agreement, the primary terms of which were to extend the Maximum Extension Date from May 25, 2024 to August 25, 2024. On June 17, 2024, the Parties entered into a Third Amendment to the Business Combination Agreement, the primary terms of which were to provide that:

●	Betters Medical Merger Sub 2, Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo (“Merger Sub 2”), and Betters Medical NewCo, LLC, a Delaware limited liability company and a direct, wholly owned Subsidiary of Betters (“NewCo”) are added as parties to the Business Combination Agreement;
●	Prior to Closing, (x) Betters will transfer 1,947,058 PubCo Ordinary Shares to Newco and (y) Cheer Aim Investment Limited and National Hero International Limited, stockholders of Betters, will exchange their ownership interests in Betters for all of the outstanding ownership interests in Newco;
●	Merger Sub 2 will merge with and into Newco, with Newco continuing as the surviving entity and wholly-owned subsidiary of PubCo (the “Second Merger”).
●	In the Second Merger, 1,947,058 PubCo Ordinary Shares transferred by Betters to Newco will be cancelled, and an equal number of PubCo Ordinary Shares will be issued to the Minority Holders;
●	The $5,000,001 net tangible asset closing condition has been removed.

Closing of the Business Combination is subject to the satisfaction of customary closing conditions, including the filing of a registration statement registering the PubCo Ordinary Shares issuable in the Business Combination and a vote of a majority of the Company’s outstanding shares of common stock in favor thereof.

As of June 30, 2024, we had cash held in the trust account of $17,103,287. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) plus the proceeds from the sale of the forward purchase units to complete our initial business combination. We may withdraw interest to pay taxes, if any. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of our IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies..

For the six months ended June 30, 2024, the increase in cash was $65,383. For the six months ended June 30, 2024, cash used in operating activities was $1,364,124. The net loss of $2,474,788 was affected by interest earned on cash held in the trust account of $451,183 and changes in operating assets and liabilities used $1,561,847 of cash for operating activities.

For the six months ended June 30, 2023, the decrease in cash was $171,109. For the six months ended June 30, 2023, cash used in operating activities was $2,077,347. The net loss of $883,903  was affected by interest earned on investments held in the trust account of $3,897,723  and changes in operating assets and liabilities provided $2,704,279 of cash for operating activities.

As of June 30, 2024, we have available to us $110,602 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to pay general and administrative expenses and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. On October 25, 2021, we exchanged a $300,000 non-interest bearing unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to December 25, 2024. As of June 30, 2024, the amount outstanding on this Working Capital Loan was $1,296,654. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The Sponsor has agreed that at the Closing of the Business Combination, all amounts outstanding under the Working Capital Loan will be converted into PubCo Ordinary Shares at a price of $10.20 per share. In addition to the Working Capital Loan, the Sponsor advanced capital to the

Company to fund ongoing business operations. As of June 30, 2024, the amount outstanding on the Advance from Related Party was $1,543,095.

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

On March 18, 2021, our sponsor issued an unsecured promissory note to us (the “promissory note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. On October 25, 2021, we exchanged a $300,000 the unsecured promissory note for a non-interest-bearing Working Capital Loan of $300,000 due upon the earlier of (i) the date on which a Business Combination is consummated, or (ii) April 25, 2023, later amended to December 25, 2024. As of June 30, 2024 and December 31, 2023, there were $1,296,654, respectively, outstanding under the Working Capital Loan. In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

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

OFF-BALANCE SHEET ARRANGEMENTS; COMMITMENTS AND CONTRACTUAL OBLIGATIONS; QUARTERLY RESULTS

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024, and December 31, 2023, the Class A common stock subject to possible redemption in the amount of $16,677,857 and $23,750,019, respectively are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the calendar quarter ended June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Following the filing of our Quarterly Report on Form 10-Q for the period ending June 30, 2022, we identified certain clerical errors in the EDGAR version of our unaudited condensed financial statements filed with the SEC. These errors were remedied by restating the June 30, 2022 Form 10-Q, and subsequently, management of the Company has been implementing enhanced management review and reconciliation controls to evaluate EDGAR documents prior to filing to prevent or detect a material misstatement in the financial reporting process. However, as of June 30, 2024 such material weakness is not considered remediated.

In connection with the review of the Quarterly Report on Form 10-Q for the period ending March 31, 2023, it was determined that a related party expense was recorded incorrectly due to ineffective review and reconciliation of such related party transactions. A similar incorrect journal entry was identified during the quarter ended December 31, 2023. While management of the Company has intended to implement enhanced review and reconciliation controls to ensure the timely and accurate recording of related party transactions, as of June 30, 2024 such material weakness is not considered remediated.

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

In connection with the review of the Quarterly Report on Form 10-Q for the period ending June 30, 2024, it was determined that two tax payments were recorded incorrectly. After an internal review of the procedures that resulted in this error, management concluded that a material weakness in internal control over financial reporting existed related to ineffective review and reconciliation of the income tax payable. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

To address the payment related to material weakness aforementioned material weaknesses associated with EDGAR filings and related party transactions, management of the Company has implemented additional review and reconciliation controls.

The Company has also addressed the weakness associated with vendor management and payment processing. Management has devoted significant efforts and resources to remediate and improve our system for verification of which invoices to pay.

●	We implemented additional controls related to vendor verification and will introduce mandatory cybersecurity training.
●	We implemented a list of specific points to validate before payments are released, requiring evidence of validation by approvers.
●	Enhanced reconciliation of tax accounts and communication between parties involved in the tax and financial reporting process including journal entry review

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

The Company entered into fee waiver agreements with KeyBanc Capital Markets Inc. and UBS Securities LLC on August 7, 2023 and August 11, 2023, respectively. Eighty percent (80%), or $6,440,000 in the aggregate, of the deferred underwriting fees have been waived, leaving $1,610,000 of deferred underwriting fees payable to EXOS Securities LLC upon closing pursuant to the Business Combination Agreement. The Company recorded a reduction of $6,440,000 of deferred underwriting fees payable and a gain on forfeiture of deferred underwriting compensation payable in the period ending September 30, 2023. Although the UBS Securities LLC waiver of $6,037,500 relates only to the business combination that may be consummated pursuant to the Business Combination Agreement with Betters, the Company believes that there is only a remote possibility that the Company could consummate another business combination if the Business Combination Agreement with Betters were to be terminated for any reason.

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
2.1

Third Amendment to Business Combination Agreement dated as of June 17, 2024, by and among (a) ExcelFin Acquisition Corp., Betters Medical Investment Holdings Limited, Baird Medical Investment Holdings Limited, Betters Medical Merger Sub, Inc., Betters Medical Merger Sub 2, Inc., Betters Medical NewCo, LLC and Tycoon Choice Global Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 20, 2024)

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

EXCELFIN ACQUISITION CORP.

Date: August 19, 2024	/s/ Joe Ragan
	Name:	Joe Ragan
	Title:	Chief Executive Officer & Chief Financial Officer